Form 10-K
period 2017-12-31
International Land Alliance Inc.
filed 2018-04-02
CIK 1657214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 333-209484

INTERNATIONAL LAND ALLIANCE, INC.
(Exact name of small business issuer as specified in its charter)

Wyoming	46-3752361
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

350 10th Avenue, Suite 1000, San Diego, CA 92101
(Address of principal executive offices) (Zip Code)

(877) 661-4811
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was $1,224,244.

As of April 2, 2018, there were 14,975,901 shares of Common Stock, no par value, outstanding.

Documents Incorporated By Reference.  None.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management's views and assumptions as of the time the statements are made, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the "Risk Factors" set forth under "Item 1. Description of Business" below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

We are based in San Diego, California, and were incorporated in Wyoming on September 26, 2013. On June 30, 2011, International Land Alliance, SA De CV ("ILA Mexico") was formed as a Mexican corporation to acquire from Baja Residents Club, S.A., a Mexican corporation, 497 acres south of San Felipe, Baja, California, known as the Oasis Park project and 20 acres in Ensenada, Baja, California, known as the Valle Divino project. The acquisition of title to the land for both projects is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land from Baja Residents Club will be approved within the next 60 days, there is no assurance that such transfer of title will be approved in that time frame or at all. On October 1, 2013 Roberto Jesus Valdez, Jason A. Sunstein and Elizabeth Roemer transferred their interest in Oasis Park and Valle Divino real estate projects to ILA Mexico in exchange for 7,500 shares of ILA Mexico.  On October 1, 2013, we issued 3,750,000 shares of our common stock to Roberto Jesus Valdez, 3,750,000 shares of our common stock to Jason Sunstein and 1,000,000 shares of our common stock to Elizabeth Roemer in exchange for all of the outstanding shares of ILA Mexico.

On October 1, 2013 Jason Sunstein transferred his 3,750,000 shares to Jason A. Sunstein Family Investments LLC.  Jason Sunstein Family Investments, LLC subsequently transferred 250,000 shares of common stock to two unrelated persons.

As a result of this transaction, ILA Mexico became our wholly owned subsidiary.

Overview

We are a residential land development company with target properties located primarily in the Baja California Norte region of Mexico. Our principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building lots, securing financing for the purchase of the lots, improving the properties' infrastructure and amenities, and selling the lots to homebuyers, retirees, investors and commercial developers. We offer the option of financing (ie. taking a promissory note from the buyer for all or part of the purchase price) with a guaranteed acceptance on any purchase for every customer.

Industry Overview

Mexico's real estate industry has been experiencing a new wave of growth brought about by the creation of investment trusts, significant changes in regulations, competitive land prices and the economic development of new business centers across the country.

According to The Mexican Association of Real Estate Professionals, the sector is expected to see a growth of 6% in 2014, which, according to its president, Martha Ramirez Gallegos, will exceed the predicted 2.77% GDP growth for this year.

In a recent annual survey conducted by The Association of Foreign Investors in Real Estate- (AFIRE) Mexico was listed as the third highest emerging country for commercial real estate investments, following China and Brazil. Without a doubt, this real estate boom is reflected in the growing number of residential, commercial and industrial construction projects being carried out in cities throughout Mexico.

Market Opportunity

For years, U.S. & Canadian retirees have flocked to Mexico as an alternative overseas retirement destination that was affordable, offered desirable weather and was close to their communities of origin in North America. These attributes have made Mexico the top overseas retirement destination for older Americans, resulting in a building boom that reached its peak in 2005/06 and stretched from Playas de Tijuana-Rosarito and Los Cabos along the Baja California peninsula and from Puerto Peñasco, Sonora to Mazatlán, Sinaloa. In southern Mexico, the real estate focus has been on expanding the Cancún corridor to the Riviera Maya.

Mexico remains a viable retirement option for Americans aged 50 years and over, offering a reduced cost of living, lower health care expenses, and proximity to friends and family in the United States. In addition, over half of survey respondents observed that their motivation to purchase a home in Mexico was based on their desire to have a home on or near the coast that would otherwise be unattainable in the United States.

In addition to U.S. and Canadian citizens, Baja California has seen a noticeable increase in business from Japan and Europe. With the interest in Baja expected to continue along with Mexico's overall economic growth, we will be well positioned to offer prospective homebuyers and investors a luxurious residence with breathtaking views for an affordable price.

Target Market

The Oasis Park and Ville Divino projects will be marketed toward residents of the United States and Canada. Specifically, we will target the influx of Maquiladoras (manufacturing facilities) moving to Mexico as well as the residents of California, Texas, Arizona and Washington for the purpose of appealing to their need for a second home or retirement property. The targeted market includes residents making over $50,000 or a combined household income of $150,000.

Our target home buyers are typically professionals who own an existing property. Many are married without children or married with several children. The target audience enjoys a vacation away from home and often seeks information regarding villas or condominiums as a second home or vacation destination. We plan to provide them with an affordable location for a vacation home in a community that surpasses all of their expectations.

Growth Strategy

We believe that growth of homebuilders in Mexico has created opportunities for smaller companies with long-term experience and relationships in their local markets. We believe that we can utilize our many strengths to benefit our target market. These strengths include:

●	better knowledge of local demand;
●	superior understanding of the entitlement and acquisition process;
●	affordable high quality homes and aggressive marketing;
●	long term relationships with local regulatory authorities, land owners, designers and contractors; and
●	faster and less cumbersome financing processes.

It is our plan to utilize these advantages to move more quickly and address the needs of those in our target market, especially retirees looking to purchase a home in Mexico.

Competition

The Mexican public real estate market is fragmented and highly competitive. We compete with numerous developers, builders and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of residential properties. We also compete with builders and developers to obtain financing on commercially reasonable terms.

The Company is also subject to competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. Some of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell resort properties in the Baja California area. Many of these entities possess significantly greater financial, marketing and other resources than those of the Company. Management believes that recent regulatory developments in the electricity industry and overall growth in the Mexican economy will increase competition in the real estate investment industry.

Research & Development

The company is in the process of acquiring properties, as well as developing their marketing and sales strategy. The company is also developing an interactive website and help center to answer questions from potential home buyers.

Intellectual Property

We currently have no patents, copyrights, trademarks and/or service marks, nor do we have any plans to file applications for such rights.

Government Regulation

The housing and land development industries are subject to increasing environmental, building, zoning and real estate sales regulations by various authorities. Such regulations affect home building by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design. Some regulations affect development activities by directly affecting the viability and timing of projects.

We must obtain the approval of numerous governmental authorities that regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools and other community purposes. If these authorities determine that existing utility services will not adequately support proposed development, building moratoria may be imposed. As a result, we use substantial resources to evaluate the impact of government restrictions imposed upon new residential development. Furthermore, as local circumstances or applicable laws change, we may be required to obtain additional approvals or modifications of approvals previously obtained or we may be forced to stop work. These increasing regulations may result in a significant increase in resources between our initial acquisition of land and the commencement and the completion of developments. In addition, the extent to which we participate in land development activities subjects us to greater exposure to regulatory risks.

Additionally, the Mexican real estate industry is subject to substantially different regulation than the U.S. real estate industry. The Mexican constitution of 1917 prohibited foreign ownership of residential real property within approximately 31 miles (approximately 50 km) of any coastline and 62 miles (approximately 100 km) of its natural borders. All of Baja California is included in this "restricted zone." In 1971 (further expanded in 1989 and 1993) provisions were made for a mechanism that would allow foreigners to own property in the "restricted zone." Within the "restricted zone," a foreigner can purchase the beneficial interest in real property through a bank trust or "fideicomiso." Thus, virtually all property in Mexico is available for purchase by foreigners, keeping in mind that the fideicomiso, or bank trust, must be used when acquiring property within the restricted zone.

In this bank trust, the buyer of the property is designated as the "fideicomisario" or the beneficiary of the trust. While legal title is held by the bank, (specifically the trustee of the trust or the "fiduciario,") the trustee must administer the property in accordance with the instructions of the buyer (the beneficiary of the trust). The property is not an asset of the bank and the trustee is obligated to follow every lawful instruction given by the beneficiary to perform legal actions, i.e. rent it, make improvements, sell it, etc.

As long as the foreign buyer of the property adheres to laws and ordinances of Mexico and agrees not to invoke the protection of the government of his country, he may exercise the same rights as a Mexican national with regard to the use of his property.

Employees

As of the date of this prospectus, we had three employees, all of whom were our executive officers. We may in the future rely on independent contractors to assist us in marketing and selling our products.

Mr. Valdes and Mr. Sunstein are not currently bound by agreements for any specific employment term or covenants not to compete. However, we may enter into employment agreements with these persons which will have appropriate non-competition provisions.

Legal Proceedings

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Properties

Our principal executive offices are located at 350 10th Ave., Suite 1000, San Diego, CA 92101. We are on a month to month lease with a monthly rental of $269.

Item 1A. Risk Factors.

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

Risk Factors Affecting Future Operating Results

In addition to the other information provided in this prospectus, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock.  All material risks are discussed in this section.

Risks Related to Our Company

Our auditor has indicated in its report that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our auditor has indicated in its report that our lack of revenues raises substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our Certificate of Incorporation and Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Certificate of Incorporation, generally limits our officers' and directors' personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Certificate of Incorporation and Bylaws, provide indemnification for our officers and directors to the fullest extent authorized by the Wyoming Business Corporation Act against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a "Proceeding") to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he is or was an officer or director of the Company, or is or was serving at the request of the Company whether the basis of the Proceeding is an alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete the Company's assets. Stockholders who have questions regarding the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended, and the rules and regulations there under, is against public policy and therefore unenforceable.

We have a potential conflict of interest with a company controlled by one of our officers and directors.

On October 1 2013 we signed an agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V., an architectural and planning firm controlled by Roberto Jesus Valdes, one of our officers and directors.  Pursuant to the agreement, Grupo Valcas will provide a conceptual site plan and construction management services for the Oasis Park Resort.  A conflict of interest will arise should a dispute occur with the respect our rights and obligations pursuant to the agreement and those of Grupo Valcas.

We are dependent on the sale of our securities to fund our operations.

We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs.  Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees. There can be no guarantee that we will be able to successfully sell our equity or debt securities.

The Company has accumulated deficit of $4,697,465 and $3,306,947 as of December 31, 2017 and 2016, respectively.

The Company has never operated at a profit and its loss for the year-ended December 31, 2017 was $1,390,518. This loss and deficit may impact the future of the Company in many ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good market price.

The Company may not be able to attain profitability without additional funding, which may be unavailable.

The Company has limited capital resources. Unless the Company begins to generate sufficient revenues to finance operations as a going concern, the Company may experience liquidity and solvency problems. Such liquidity and solvency problems may force the Company to cease operations if additional financing is not available. No known alternative resources of funds are available in the event we do not generate sufficient funds from operations.

Expenses required to operate as a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned.  We may also be required to hire additional staff to comply with additional SEC reporting requirements.  We anticipate that the cost of SEC reporting will be approximately $20,000 annually.  Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.  If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTCQB, or, if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTCQB. Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Our lack of operations makes evaluating our business difficult.

We have almost five years of operational history. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

To be profitable, we must:

●	develop and identify new prospective purchasers of our real estate
●	compete with larger, more established competitors in the real estate development industry;
●	maintain and enhance our brand recognition; and
●	adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives. Further, our lack of operating history makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in highly competitive industries. The historical information in this report may not be indicative of our future financial condition and future performance. For example, we expect that our future annual growth rate in revenues will be moderate and likely be less than the growth rates experienced in the early part of our history.

Risks Related to Our Business

There is no guarantee that the Company will be able to complete development of its proposed properties and profitably sell any units.

Currently, the Company does not own any property.  The Company intends to acquire properties and thereafter, the Company intends to construct and develop proposed resort properties as well as other residential and commercial property. There can be no assurance that the Company will complete the expected development plans or undertake to develop other resorts or complete such development if undertaken. Risks associated with the Company's development and construction activities may include the risks that: (i) acquisition and/or development opportunities may be abandoned; (ii) construction costs of a property may exceed original estimates, possibly making the resort uneconomical or unprofitable; and (iii) construction may not be completed on schedule, resulting in decreased revenues and increased interest expense. In addition, the Company's construction activities will typically be performed by third-party contractors, the timing, quality and completion of which the Company will be unable to control.

Investors will have no discretion in management's real estate investment decisions.

Our management will have complete discretion in making investments on our behalf in a range of real estate, which may include all types of properties. Consequently, prospective investors will not be able to evaluate for themselves the merits of the specific properties that may be acquired in the future and may not like the properties acquired. You will not be entitled to a return of your investment if you do not approve the properties purchased. Our investment decisions are not made through reliance on sophisticated mathematical models or arbitrage programs. Instead, investors are relying on the judgment of our management alone to locate suitable properties that meet our investment criteria.

Our proposed ownership of real estate may result in losses if demand for property declines.

If and when we acquire real estate, we will be subject to risks incident to the ownership of real estate, including: changes in general economic or local conditions, such as a decrease in demand for residential, commercial and industrial space due to a decrease in population or employment or changes in technology or adverse downturns in the general economy; changes to preferences that reduce the attractiveness of our properties to end users; fluctuation in mortgage rates, building ownership or operating expenses; rises and falls in undeveloped land values; costs of infrastructure, construction or other development costs; changes in supply or demand of competing properties in an area; changes in interest rates, zoning and other governmental regulations and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive; increases in the cost of adequate maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when a property is not generating revenue; inflation; and changes in tax laws and rates. A negative change in any of these risks could reduce the demand for any properties we may acquire and a reduction in demand could result in a loss to us in the operation of or upon the sale of any such properties we may acquire.

Property improvement costs are difficult to estimate and if costs exceed our budget, we may lose money on the development and sale of a property.

Acquisition of any properties for improvement, repositioning and sale entails risks such as those contemplated by us that include the following, any of which could adversely affect our financial performance and the value of your investment: Our estimate of the costs of improving or repositioning an acquired property may prove to be too low, and, as a result, the property may fail to meet our estimates of the profitability of the property, either temporarily or for a longer time. Our pre-acquisition evaluation of each new investment may not detect certain requirements, limitations, defects or necessary improvements until after the property is acquired, which could significantly increase our total costs.

Our operating results may suffer because of potential development and construction delays and resultant increased costs and risks which could reduce our revenues or lead to the loss of your investment.

We may develop properties, including unimproved real properties, upon which we will construct improvements. We may be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builders' ability to build in conformity with plans, specifications, budgeted costs and timetables. A builder's performance may also be affected or delayed by conditions beyond the builder's control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment.

Our real estate development strategies may not be successful which could reduce our revenues or lead to the loss of your investment.

We may in the future engage in development activities to the extent attractive development projects become available. To the extent that we engage in development activities, we will be subject to risks associated with those activities that could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock, including, but not limited to:

●	development projects in which we have invested may be abandoned and the related investment will be impaired;
●	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations;
●	we may not be able to obtain land on which to develop;
●	we may not be able to obtain financing for development projects, or obtain financing on favorable terms;
●
construction costs of a project may exceed the original estimates or construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all (including the possibility of contract default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment);

●	upon completion of construction, we may not be able to obtain, or obtain on advantageous terms, permanent financing for activities that we financed through construction loans; and
●	we may not achieve sufficient occupancy levels and/or obtain sufficient rents to ensure the profitability of a completed project.

Moreover, substantial development activities, regardless of their ultimate success, typically require a significant amount of management's time and attention, diverting their attention from our other operations.

The real estate market is cyclical, and a downturn of the market could increase the risk of loss of your investment.

Investment in real estate involves a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. The market for property in Mexico and the United States tends to be cyclical, with periods in which the prices of properties rise and fall. Prices have fallen in the past and have done so for a significant period of time. Any downturn in the real estate market in the U.S. or Mexico may have a negative effect on our operations and reduce any return generated upon the sale of our property.

Many real estate costs are fixed and must be paid even if the property is not generating revenue which could increase your risk of loss of your investment.

Our financial results depend primarily on being able to add value and then sell properties to others on favorable terms. Many costs associated with real estate investment, such as debt service, real estate taxes and maintenance costs, generally are not reduced even when a property is not fully improved or used. Thus, even a small increase in the time to which a real estate property can be sold can result in a significant increase in the carry costs of the property. New properties that we may acquire may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property until the property is sold.

Because there is no liquid market for our properties, we may be unable to sell a property when it planned to, which could increase your risk of loss of your investment.

Liquidity relates to our ability to sell a property in a timely manner at a price that reflects the fair market value of that property. The illiquidity of properties may adversely affect our ability to dispose of such properties in a timely manner and at a fair price at times when we deem it necessary or advantageous. The timing and likelihood of liquidation events is uncertain and unpredictable and affected by general economic and property-specific conditions. There may not be a market, or the market may be very limited, for the real estate that we will try to sell, even though we will make appropriate efforts to cover the available market. Investments in real properties are generally not liquid. We may not be able to dispose of future properties within its anticipated time schedule and the sales of such properties may not be made at the prices projected by us.

We are subject to zoning and environmental controls that may restrict the use of our property.

Governmental zoning and land use regulations may exist or be promulgated that could have the effect of restricting or curtailing certain uses of our real estate. Such regulations could adversely affect the value of any of our properties affected by such regulations. In recent years real estate values have also sometimes been adversely affected by the presence of hazardous substances or toxic waste on, under or in the environs of the property. A substance (or the amount of a substance) may be considered safe at the time the property is purchased but later classified by law as hazardous. Owners of properties have been liable for substantial expenses to remedy chemical contamination of soil and groundwater at their properties even if the contamination predated their ownership. Although we intend to exercise reasonable efforts to assure that no properties are acquired that give rise to such liabilities, chemical contamination cannot always be detected through readily available means, and the possibility of such liability cannot be excluded.

Under various foreign, federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate, and also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure to remediate property contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. The costs or liabilities could exceed the value of the affected real estate. We have not been notified by any governmental authority, however, of any non-compliance, liability or other claim in connection with any of our properties, and we are not aware of any other environmental condition with respect to any of our properties that management believes would have a material adverse effect on our business, assets or results of operations taken as a whole.

Although we will attempt to determine the environmental condition of each property as part of our due diligence, we cannot be certain that this investigation will reveal all conditions that may impose an obligation on us to mitigate the environmental condition. If we were subject to environmental liability, which could be imposed based on our ownership of its property; such liability could adversely affect the value of your investment.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

We may be subject to uninsured losses that may require substantial payments which could reduce the value of your investment.

We currently carry no comprehensive liability and casualty insurance and even if we obtain such insurance in the future, certain disaster insurance (such as earthquake insurance) may not be available or may be available only at prices that we deem prohibitive. We carry no such insurance and do not intend to obtain such insurance in the future. In addition, losses may exceed insurance policy limits, and policies may contain exclusions with respect to various types of losses or other matters. Consequently, all or a portion of our properties may not be covered by disaster insurance and insurance may not cover all losses which could reduce the value of your investment.

We cannot control certain factors affecting the performance and value of a property, which may cause the value of that property and your investment to decline.

The economic performance and value of our real estate assets will be subject to the risks described below that are normally associated with changes in national, regional and local political, economic and market conditions. These factors may adversely affect the ability of our customers to buy our real estate. Other local economic conditions that may affect the performance and value of the properties include the local economy of a given real estate project; competition for buyers, including competition based on attractiveness and location of the property; and the quality of amenities a project has to offer. In addition, other factors may affect the performance and value of a property adversely, including changes in laws and governmental regulations (including those governing usage, zoning and taxes), changes in interest rates (including the risk that increased interest rates may result in a decline in the liquidity of our properties), declines in housing or commercial property purchases and the availability of financing. Adverse changes in any of these factors, each of which is beyond our control, could reduce the cash flow that we receive from our properties, and adversely affect the value of your investment.

If we choose to carry debt, inability to make secured debt payments could result in loss of mortgaged property and reduce the value of your investment.

Although we currently do not carry any debt, we may in the future. Debt financing carries many risks, including: refinancing difficulties, loss of mortgaged properties, reduced ability to obtain new financing and increases in interest. We may choose to use debt financing in connection with future properties. If we cannot meet our secured debt obligations, the lender could take the collateral and we would lose both the secured property and the income, if any, it produces. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations. We could have to pay substantial legal costs in connection with foreclosure of a property, and thus be subject to a deficiency judgment if the foreclosure sale amount is insufficient to satisfy the mortgage.

Rising interest rates could adversely affect our interest expense and cash flow and reduce the value of your investment.

We may borrow money at variable interest rates in the future to finance operations. Increases in interest rates would increase our interest expense on our variable rate debt, which would adversely affect cash flow and our ability to service our debt and make distributions to us.

Our lack of an established brand name and relative lack of resources could negatively impact our ability to effectively compete in the real estate market, which could reduce the value of your investment.

We do not have an established brand name or reputation in the real estate business. We also have a relative lack of resources to conduct our business operations. Thus, we may have difficulty effectively competing with companies that have greater name recognition and resources than we do. Presently, we have no patents, copyrights, trademarks and/or service marks that would protect our brand name or our proprietary information, nor do we have any current plans to file applications for such rights. Our inability to promote and/or protect our brand name may have an adverse effect on our ability to compete effectively in the real estate market.

We may make changes to our business, investment, leverage and financing strategies without stockholder consent, which could reduce the value of your investment.

Our discussions with various individuals concerning various properties or projects has included general discussions of acquiring properties directly either ourselves or in a joint venture with others or of developing properties either ourselves or in a joint venture with others. As of the date of this Statement, all such discussions have been general and we have no specific plan as to whether we will acquire or develop ourselves or jointly any specific properties or projects. There is no limitation in the amount of funds we may invest in either property acquisition or property development. There is no limitation on or percentage allocation of funds or assets between property acquisition and property development, or between 100% ownership and joint venture ownership. Further, as the market evolves, we may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this prospectus. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we may in the future use leverage at times and in amounts deemed prudent by our management in its discretion, and such decision would not be subject to stockholder approval. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition, results of operations.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our Chief Executive Officer. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Our management has not had experience in managing the day to day operations of a public company and, as a result, we may incur additional expenses associated with the management of our company.

Our Chief Executive Officer Roberto Jesus Valdes is responsible for the operations and reporting of our company. The requirements of operating as a small public company are new to our management. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements. We anticipate that the costs associated with SEC requirements associated with going and staying public are estimated to be approximately $65,000 in connection with this registration statement and thereafter $20,000 annually. If we lack cash resources to cover these costs in the future, our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our potential results of operations, cash flow and financial condition after we commence operations.

Our future results and reputation may be affected by litigation or other liability claims.

We have not procured a general liability insurance policy for our business. To the extent that we suffer a loss of a type which would normally be covered by general liability, we would incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Adverse publicity could result in a loss of consumer confidence in our business or our securities.

We may be subject to regulatory inquiries, claims, suits prosecutions which may impact our profitability.

Any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits and prosecutions. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition and future prospects.

If our estimates related to expenditures and cash flow from operations are erroneous, and we are unable to sell additional equity securities, our business could fall short of expectations and you may lose your entire investment.

Our financial success is dependent in part upon the accuracy of our management's estimates of expenditures and cash flow from operations. If such estimates are erroneous or inaccurate, we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

We are vulnerable to concentration risks because we intend to focus on the residential rather than commercial market.

We intend to focus on residential rather than commercial properties. Economic shifts affect residential and commercial property markets, and thus our business, in different ways. A developer with diversified projects in both sectors may be better able to survive a downturn in the residential market if the commercial market remains strong. Our focus on the residential sector can make us more vulnerable than a diversified developer.

Risks Related to Our Mexican Operations

General economic conditions in Mexico may have an adverse effect on our operations and reduce our revenues.

General economic conditions in Mexico have an impact on our business and financial results. The global economy in general and in Mexico remains uncertain. Weak economic conditions could result in lower demand for our properties, resulting in lower sales, earnings and cash flows.

The value of our securities may be affected by the foreign exchange rate between U.S. dollars and the currency of Mexico.

The value of our common stock may be affected by the foreign exchange rate between U.S. dollars and the currency of Mexico, and between those currencies and other currencies in which our revenues and assets may be denominated. For example, to the extent that we need to convert U.S. dollars into the currency of Mexico for our operational needs, should the currency of Mexico appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert the currency of Mexico into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the currency of Mexico, the U.S. dollar equivalent of our earnings from our subsidiaries in Mexico would be reduced.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (the "FCPA"), as well as trade compliance and economic sanctions laws and regulations. Our failure to comply with these laws and regulations could subject us to civil and criminal penalties, harm our reputation and materially adversely affect our business, financial condition and results of operations.

Doing business in Mexico and other foreign corporations requires us to comply with the laws and regulations of numerous jurisdictions. These laws and regulations place restrictions on our operations and business practices. In particular, we are subject to the FCPA, which generally prohibits companies and their intermediaries from providing anything of value to foreign officials for the purpose of obtaining or retaining business or securing any improper business advantage, along with various other anti-corruption laws. As a result of doing business in Mexico, we are exposed to a heightened risk of violating anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. Any continued international expansion, and any development of new partnerships and joint venture relationships worldwide, increase the risk of FCPA violations in the future.

Violations of anti-corruption laws, export control laws and regulations, and economic sanctions laws and regulations are punishable by civil penalties, including fines, as well as criminal fines and imprisonment. If we fail to comply with the FCPA or other laws governing the conduct of international operations, we may be subject to criminal and civil penalties and other remedial measures, which could materially adversely affect our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws, export control laws and regulations, and economic sanctions laws and regulations by the United States or foreign authorities could also materially adversely affect our business, financial condition, results of operations and liquidity, regardless of the outcome of the investigation.

Our operations may be effected by social instability in Mexico.

Because we have Mexican operations, we are subject to social instability risks which could materially adversely affect our business and our results of operations. Specifically, our business is exposed to the risk of crime that is currently taking place in certain areas in Tijuana. Recent increases in kidnapping and violent drug related criminal activity in Mexico, and in particular Mexican States bordering the United States, may adversely affect our ability to carry on business safely.

Risks Related to Our Common Stock

Due to the lack of a current public market for our stock, investors may have difficulty in selling stock they purchase

Prior to this Offering, no public trading market existed for the Company's securities. There can be no assurance that a public trading market for the Company's common stock will develop or that a public trading market, if develop, will be sustained. The common stock sold pursuant to this prospectus will be freely tradable, however, will not be eligible for quotation on the OTCQB. We intend, upon the effectiveness of the registration statement of which this prospectus is a part, to engage a market maker to apply for quotation on the OTCQB. There can be no assurance that a market maker will agree to file the necessary documents with the Financial Industry Regulatory Authority (FINRA), which operates the OTCQB; nor can there be any assurance that such an application for quotation will be approved. Thus, it is anticipated that there will be little or no market for the Shares until the Company is eligible to have its common stock quoted on the OTCQB and as a result, an investor may find it difficult to dispose of any shares purchased hereunder. Because there is none and may be no public market for the Company's stock, the Company may not be able to secure future equity financing which would have a material adverse effect on the Company.

Furthermore, when and if the Company's common stock is eligible for quotation on the OTCQB, there can also be no assurance as to the depth or liquidity of any market for the common stock or the prices at which holders may be able to sell the shares.

As a result, investors could find it more difficult to trade, or to obtain accurate quotations of the market value of, the stock as compared to securities that are traded on the NASDAQ trading market or on an exchange. Moreover, an investor may find it difficult to dispose of any Shares purchased hereunder.

Investors may have difficulty in reselling their shares due to the lack of a market or state Blue Sky laws.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the Shares available for trading on the OTCQB, investors should consider any secondary market for the Company's securities to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.  We may not be able to secure a listing containing all of this information.  Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our shares should be considered totally illiquid, which inhibits investors' ability to resell their shares.

The price of the common stock we are offering by means of this prospectus was arbitrarily determined and bears no relationship to our actual value.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.50 per share for the shares of common stock we are offering was arbitrarily determined.  The facts considered in determining the offering price were our limited operating history, our financial condition and prospects, the general condition of the securities market, and our capital structure.  The offering price bears no relationship to our book value, assets or earnings, or any other recognized criteria of value.  The offering priced should not be regarded as an indicator of the future market price of our common stock.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  We anticipate that our common stock will become a "penny stock", and we will become subject to Rule 15g-9 under the Exchange Act, or the "Penny Stock Rule". This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, none of which are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  Indeed, we do not have any audit or compensation committee.  These functions are performed by the board of directors as a whole.  No members of the board of directors are independent directors.  Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Our Directors owns a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions.

Our Chief Executive Officer and Director Roberto Valdes, and Jason A. Sunstein Family Investments, LLC, controlled by our Vice President and Director Jason Sunstein, together own 7,750,000 shares of common stock, or approximately 52% of our outstanding voting securities. As a result, currently, and after the offering, they will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Because our Directors hold a majority of our shares of common stock, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to report on the operating effectiveness of the Company's Internal Controls over financial reporting for the year ending December 31 following the year in which this registration statement is declared effective. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our Directors, Roberto Valdes and Jason Sunstein, control approximately 52% of our outstanding voting securities, and will continue to own the majority of our voting securities after the offering, it may not be possible to have adequate internal controls.  We cannot predict what affect this will have on our stock price.

We may, in the future, issue additional shares of common stock, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock.  As of the date of this report we had 14,975,901 shares of common stock outstanding. Accordingly, we may issue approximately 60,024,099 additional shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We may offer to sell our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to relay upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

There is no current established trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained.  While we intend to seek a quotation on the OTCQB, there can be no assurance that any such trading market will develop, and purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Opt-in right for emerging growth company

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Implications of Being an Emerging Growth Company.

As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an "emerging growth company" as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies.  These provisions include:

●	a requirement to have only two years of audited financial statements and only two years of related Management's Discussion and Analysis included in an initial public offering registration statement;
●	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;
●	an exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal controls over financial reporting;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
●
an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; an

●	reduced disclosure about the emerging growth company's executive compensation arrangements

An emerging growth company is also exempt from Section 404(b) of the Sarbanes Oxley Act which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to take advantage of the benefits of this extended transition period.  Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

●	the first fiscal year following the fifth anniversary of this offering,
●	the first fiscal year after our annual gross revenues are $1 billion or more,
●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or
●	as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of effectiveness of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying (see "Where You Can Find More Information" elsewhere in this prospectus).  Except during the year that our registration statement becomes effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.  After this registration statement on Form S-1 becomes effective, we will be required to deliver periodic reports to security holders.  However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act.  Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act.  However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies).  The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

Upon effectiveness of this registration statement, we will be subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934, which does not require a company to file all the same reports and information as fully reporting companies.

Upon effectiveness of this registration statement, we will be subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934. As a Section 15(d) filer, we will be required to file quarterly and annual reports during the fiscal year in which our registration statement is declared effective; however, such duty to file reports shall be suspended as to any fiscal year, other than the fiscal year within which such registration statement became effective, if, at the beginning of such fiscal year the securities of each class are held of record by less than 300 persons.  In addition, as a filer subject to Section 15(d) of the Exchange Act, we are not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; we will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of our equity securities will not be required to report information about their ownership positions in the securities. As such, shareholders will not have access to certain material information which would otherwise be required if it was a fully reporting company pursuant to an Exchange Act registration.

If we are not required to continue filing reports under Section 15(d) of the Securities Exchange Act of 1934 in the future, for example because we have less than three hundred shareholders of record at the end of the first fiscal year in which this registration statement is declared effective, and we do not file a Registration Statement on Form 8-A, our common shares (if listed or quoted) would no longer be eligible for quotation, which could reduce the value of your investment.

As a result of this offering as required under Section 15(d) of the Securities Exchange Act of 1934, we will file periodic reports with the Securities and Exchange Commission as required under Section 15(d).  However, if in the future we are not required to continue filing reports under Section 15(d), for example because we have less than three hundred shareholders of record at the end of the first fiscal year in which this registration statement is declared effective, and we do not file a Registration Statement on Form 8-A upon the occurrence of such an event, our common stock can no longer be quoted on the OTCQB, which could reduce the value of your investment.  Of course, there is no guarantee that we will be able to meet the requirements to be able to cease filing reports under Section 15(d), in which case we will continue filing those reports in the years after the fiscal year in which this registration statement is declared effective.  Filing a registration statement on Form 8-A will require us to continue to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC.  In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 350 10th Ave., Suite 1000, San Diego, CA 92101. We are on a month to month lease with a monthly rental of $269.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange and we cannot assure that there will be a market in the future for our common stock.

We intend to apply for the quoting of our common stock on the OTCBB.  However, there is no assurance that our common stock will be quoted on the OTCBB or, if quoted, that a public market will develop.

As of April 2, 2018, there were 53 holders of record of our common stock. As of such date, 14,975,901 shares of our common stock were issued and outstanding.

Repurchases of Equity Securities

None.

Penny Stock Considerations

The trading of our common stock is deemed to be "penny stock" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

●
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

Globex Transfer, LLC, located at 780 Deltona Blvd., Ste. 202, Deltona FL 32725 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

Between October 10 and December 15, 2017, the Company sold  465,000 shares of its common stock to five investors for an aggregate purchase price of $232,500.

Between October 18, 2017 and February 13, 2018, the Company sold 124,000 shares of its common stock together with 124,000 warrants to six investors for an aggregate purchase price of $38,500.

Between October 18, 2017 and February 28, 2018, the Company sold 797,000 shares of its common stock, together with 522,000 warrants and 11 real estate lots to six investors for an aggregate purchase price of $323,000.

On December 10, 2017, the Company issued 1,242,250 shares of its common stock to its three officers and directors and five consultants for services rendered over the past year. The Company valued the services rendered at $621,125.

All of the issuances by us of our unregistered securities were made in reliance upon Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). No commissions were paid relating to the issuance of the securities. The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships. They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Additional Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our internet website address is https://ila.company.

Item 6. Selected financial Data.

Not required under Regulation S-K for "smaller reporting companies."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Risk Factors" and "Cautionary Note Regarding Forward Looking Statements" in "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

Overview

As of December 31, 2017, we had:
●	Conducted market research to identify potential home buyers in the United States, Canada, Europe, and Asia. Developed marketing materials in print media and online;
●	Developed an interactive website for visitors to view condominium and villa options and allow customization;

Plan of Operations

The following is our plan of operation for the two years ending December 31, 2019, all of which will involve the Oasis Park resort.
		Estimated
		Months to
Activity	Estimated Cost	Complete (1)

Create website search engine optimization and search engine marketing campaigns. Create online help center with live chat functionality.	$5,000	One

Submit a formal subdivision application to local government authority	$50,000	Three

Create all technical and engineering drawings for review and approval	$25,000	Twelve

Acquire title and then have all lots formally created with Tax I.D. numbers, obtain required
construction bonds	$50,000	Four

Construction of unpaid interior roads on future property		Six

Continue sale of promises to provide lots	Commissions only, no cost to Company	N/A

Construction of model home	$200,000	Three

Construction of marina including docks, clubhouse and storage	$200,000	Four

(1)	The time to complete each phase listed below will begin when funding for that phase is obtained.

If we are unable to raise the capital as required by our Plan of Operations, our acquisition of property may need to be changed.

Results of Operations for the years ended December 31, 2017 and 2016

We did not record any revenues for the year ended December 31, 2017. Total operating expenses recorded for the year ended December 31, 2017 were $1,224,188 consisting of $647,492 relating to consulting fees paid to related parties, professional fees for legal and accounting were $138,784, compensation expense of $150,000, construction related expense for Oasis Park Resort and Rancho Tecate of $65,500, and other general and administrative expense of $222,412. We agreed to buy back six (6) plots of land promised to two (2) investors and recorded a loss of $166,330 for the year ended December 31, 2017. As a result, we recorded a total loss of $1,390,518 for the year ended December 31, 2017.

We did not record any revenues for the year ended December 31, 2016. Total operating expenses of $665,578 consisted of professional fees of $73,866, consulting fees to related parties of $314,739 and general and administrative costs of $276,973. and consequently, we recorded a net loss of $665,578 for the year ended December 31, 2016.

The factors that will most significantly affect future operating results will be:
●	The acquisition of land with lots for sale;
●	The sale price of future lots, compared to the sale price of lots in other resorts in Mexico;
●	The cost to construct a home on the lots to be transferred, and the quality of construction;
●	The quality of our amenities; and
●	The global economy and the demand for vacation homes.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Cash and cash equivalents were $13,678 and $58,550 at December 31, 2017 and 2016, respectively. As shown in the accompanying financial statements, we recorded a loss of $1,390,518 and $665,578 for the years ended December 31, 2017 and 2016, respectively. Our working capital deficit at December 31, 2017 was $369,607 and net cash flows used in operating activities for the year ended December 31, 2017 were $698,099. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to acquire other profitable entities or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

No assurance can be given that sources of financing will be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned development, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

●	Curtail our operations significantly, or
●	Seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to our development of resorts and correlated services, or
●	Explore other strategic alternatives including a merger or sale of our Company.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2017 was $698,099 which resulted primarily due to the loss of $1,390,518 offset by non-cash stock- based compensation expense of $621,125, decrease in accounts payable of $13,435 and increase in accrued expenses of $84,729. Net cash flows used in operating activities for the year ended December 31, 2016 was $575,364 which resulted due to the loss of $665,578 offset by non-cash stock-based compensation expense of $124,587, increase in accounts payable of $18,660 and decrease in accrued expenses of $53,033.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2017 was $653,227 primarily from cash proceeds from sale of common stocks and warrants of $156,727, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $496,500. Net cash flows provided by financing activities for the year ended December 31, 2016 was $631,500 primarily form cash proceeds from sale of common stock and warrants of $32,000, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $589,500, and cash proceeds from note payable of $10,000.

As a result of these activities, we experienced a decrease in cash and cash equivalents of $44,872 for the year ended December 31, 2017, and an increase in cash and cash equivalents of $56,136 for the year ended December 31, 2016, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

We have no agreements in place with our shareholders, officers and directors or with any third parties to fund operations. We have not negotiated nor has available to us any other third-party sources of liquidity. Other than the acquisition development of future resort properties in Mexico, we do not anticipate any material capital requirements for the twelve months ending December 31, 2018.

Off-balance Sheet Arrangements

Since our inception through December 31, 2017, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for "smaller reporting companies."

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

INTERNATIONAL LAND ALLIANCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of International Land Alliance, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of International Land Alliance, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ M&K CPAS, PLLC
We have served as the Company's auditor since 2017.
Houston, TX
April 2, 2018

INTERNATIONAL LAND ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

Current Assets:
Cash	$13,678	$58,550
Total Current Assets	$13,678	$58,550

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$5,224	$18,660
Accrued expenses	378,061	293,331
Total Current Liabilities	383,285	311,991

Commitments and Contingencies (Note 5)

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000 shares authorized; 28,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	28	28
Common Stock, $0.001 par value; 75,000,000 shares authorized; 14,319,901 shares and 11,314,651 shares issued and outstanding at December 31, 2017 and 2016, respectively	14,320	11,315
Additional paid in capital	4,313,510	3,042,163
Accumulated deficit	(4,697,465)	(3,306,947)
Total Stockholders' Deficit	(369,607)	(253,441)

Total Liabilities and Stockholders' Deficit	$13,678	$58,550

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2017	December 31, 2016

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating Expenses
General & administrative	1,224,188	665,578
Total Operating Expenses	1,224,188	665,578

Operating loss	(1,224,188)	(665,578)

Other income (expense)
Loss from sale of plots promised	(166,330)	-
Total Other income (expenses)	(166,330)	-

Loss from operations before income tax	(1,390,518)	(665,578)

Provision for income tax	-	-

Net Loss	$(1,390,518)	$(665,578)

Net loss per share - basic and diluted	$(0.12)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	12,025,778	10,230,312

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional	Accumulated
	Number	Par Value	Number	Par Value	Paid-in-Capital	Deficit	Total

Balance - December 31, 2015 (Restated)	28,000	$28	9,460,150	$9,461	$2,527,587	$(2,641,369)	$(104,293)
Common stock and warrants sold for cash	-	-	104,000	104	31,896	-	32,000
Common stock, warrants and lots promised for cash, net	-	-	1,643,833	1,643	348,200	-	349,843
Common stock issued for services			86,668	87	124,500	-	124,587
Common stock issued for debt conversion	-	-	20,000	20	9,980	-	10,000
Net loss	-	-	-	-	-	(665,578)	(665,578)
Balance - December 31, 2016	28,000	28	11,314,651	11,315	3,042,163	(3,306,947)	(253,441)

Common stock and warrants sold for cash	-	-	700,000	700	156,027	-	156,727
Common stock, warrants and plots promised for cash, net	-	-	1,063,000	1,063	495,437	-	496,500
Common stock issued for services	-	-	1,242,250	1,242	619,883	-	621,125
Net loss	-	-	-	-	-	(1,390,518)	(1,390,518)
Balance - December 31, 2017	28,000	$28	14,319,901	$14,320	$4,313,510	$(4,697,465)	$(369,607)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2017	December 31, 2016

Cash Flows from Operating Activities:
Net loss	$(1,390,518)	$(665,578)
Adjustments to reconcile net loss to net used in operating activities:
Stock based compensation	621,125	124,587
Changes in operating assets and liabilities:
Accounts payable	(13,435)	18,660
Accrued expenses	84,729	(53,033)
Net cash used in operating activities	(698,099)	(575,364)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash proceeds from sale of common stock and warrants	156,727	32,000
Cash proceeds from sale of common stock, warrants and plots of land promised, net	496,500	589,500
Cash proceeds from note payable	-	10,000
Net cash provided by financing activities	653,227	631,500

Net (decrease) increase in cash and cash equivalents	(44,872)	56,136

Cash and cash equivalents, beginning of the period	58,550	2,414

Cash and cash equivalent, end of the period	$13,678	$58,550

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Common stock issued for note conversion	$-	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.
Notes to Financial Statements
December 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations

International Land Alliance, Inc. (the "Company") was incorporated under the laws of the State of Wyoming on September 26, 2013 (inception). The Company is a residential land development company with target properties located in the Baja California, Norte region of Mexico. The Company has a 100% equity interest in International Land Alliance, S.A. de C.V., a corporation organized in Mexico. The Company's principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building plots, securing financing for the purchase of the plots, improving the properties infrastructure and amenities, and selling the plots to homebuyers, retirees, investors and commercial developers.

Going Concern

The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of December 31, 2017, the Company's total liabilities exceeded its total assets by $369,608. The Company has recorded a net loss of $1,390,518 for the year ended December 31, 2017 and has an accumulated deficit of $4,697,465 as of December 31, 2017. Net cash used in operating activities for the year ended December 31, 2017 was $698,099. Although the Company has had difficulty in obtaining working lines of credit from financial institutions and trade credit from vendors, management has been able to raise capital from private placements and further expand the Company's operations geographically to continue its growth. During 2017, the Company initiated Private Placements of its securities, and sold 1,763,000 shares, 848,000 warrants and 9 plots of land. During 2016 the Company initiated Private Placements of its securities, and sold 1,854,501 shares of common stock,  1,617,333 warrants and 22 plots of land to accredited investors, and received net cash proceeds of $653,227 and $381,843, respectively.

Although the Company has not earned any revenues since inception to December 31, 2017, the Company is continuing to focus its efforts on increased marketing campaigns to sell the plots of land. Management anticipates that the Company's capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales and weak demand for purchase of plots continues, the Company will experience a shortfall in cash and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its operations subsequent to December 31, 2017. Given the liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain 2016 operating expenses have been reclassified to conform to the 2017 presentation. These reclassifications had no net effect on net loss for the year ended December 31, 2017.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary International Land Alliance, S.A. de C.V., a company incorporated in Mexico ("ILA Mexico"). ILA Mexico has no assets, no liabilities and minimal expenses as of December 31, 2017. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts receivables, valuation of long-lived assets, accounts payable and accrued liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and 2016, respectively.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, "Fair Value Measurements and Disclosures", requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash, accounts payable, accrued liabilities, and note payable to a third party. Pursuant to ASC 820, "Fair Value Measurements and Disclosures" and ASC 825, "Financial Instruments", the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2017 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2016 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

Revenue Recognition

Revenue is derived primarily from sale of residential plots. Revenue is recognized when earned, as reasonably determinable in accordance with ACS 605-15-25, "Revenue Recognition." The Company recognizes revenues when the residential plots are delivered to the customer and the ownership is transferred. The Company's revenue recognition policy is based on the revenue recognition criteria established under the SEC's Staff Accounting Bulletin No. 104. The criteria and how the Company satisfies each element is as follows: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred per the terms of the signed contract; (3) the price is fixed and determinable; and (4) collectability is reasonable assured.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Income Taxes". The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740, "Income Taxes". When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management makes estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required. The Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2017 and 2016, total warrants issued and outstanding convertible into common stock amounted to 848,000 shares and 1,617,333 shares, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2017 and December 31, 2016. The Company's bank balance did not exceed FDIC insured amounts at December 31, 2017 or at December 31, 2016, respectively.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses for the years ended December 31, 2017 and 2016 is summarized as follows.

	Balance	Balance
	December 31, 2017	December 31, 2016
Relative fair market value of plots of land sold	$278,061	$293,331
Payable to an investor/shareholder	100,000	-
Total Accrued Expense	$378,061	$293,331

On September 1, 2016, the Company issued 250,000 shares of common stock to a third-party investor for cash proceeds of $187,500. In conjunction with this sale of shares, the Company also attached five (5) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 250,000 warrants at an exercise price of $0.75 per share, exercisable over a term of one year from the date of issuance (Note 6). The total cash proceeds of $187,500 was allocated based upon the relative fair market value of the shares, warrants and five (5) plots of land in the following amounts: shares were valued at $115,091; warrants were valued at $26,372, and five (5) plots of land was valued at $46,037.

On October 2, 2017, the Company entered into an agreement with this third-party investor and agreed to buy back the 5 (five) plots of land for an agreed sale price of $206,250 due by February 28, 2018. The Company has recorded a loss of $160,213 on the purchase of these 5 (five) plots of land, in the accompany financial statements for the year ended December 31, 2017. The Company has paid $106,250 of the purchase price as of December 31, 2017 and $100,000 remained payable and recorded as accrued expense as of December 31, 2017 (Note 8).

The Company recorded accrued expenses the relative fair market value of plots of land sold by the Company to investors in conjunction with the sale of common stock to raise capital (Note 6).  Total accrued expenses were $378,061 and $293,332 as of December 31, 2017 and 2016, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 1, 2013, the Company issued 3,750,000 shares of its common stock as founder shares to its Chief Executive Officer valued at its fair value of $3,750. In addition, the Company issued 3,500,000 shares of its common stock as founder shares to its Chief Financial Officer valued at its fair value of $3,500.

On October 1, 2013, the Company executed an agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V., an architectural and planning firm controlled by Roberto Jesus Valdes, one of the Company's officer and director.  Pursuant to the terms of the agreement, Grupo Valcas agreed to provide a conceptual site plan for the Oasis Park project which will include buildings and plot layouts, final grades for plots, streets and common areas, drainage, locations of buildings on plots, slab or floor elevations, delineation of off-street parking and open space/recreation areas), as well as construction management for common areas and commercial buildings. Grupo Valcas will also be responsible for obtaining all federal, state and municipal permits required for the project. For its services, Grupo Valcas was paid $100,000 in cash and was issued 28,000 shares of our Series A preferred stock (Note 6) valued at its fair value of $2,260,496 which was recorded as stock-based compensation.  Each Series A preferred stock is convertible, at the option of Grupo Valcas at any time, into 100 shares of our common stock.  At any time on or before October 1, 2018, the Company has the option to redeem the preferred shares at a price of $100 per share. The Company has not redeemed any preferred stock as of December 31, 2017 and 2016, respectively.

The Company paid to its Chief Executive Officer consulting fees of $227,000 ($102,000 in cash and 250,000 shares of common stock valued at the its fair market value of $125,000) and $150,750, for the years ended December 31, 2017 and 2016, respectively (Note 6).  The Company paid to its Chief Financial Officer consulting fees of $264,987 ($139,987 in cash and 250,000 shares of common stock valued at its fair market value of $125,000) and $150,000 for the years ended December 31, 2017 and 2016, respectively (Note 6).

The Company paid to its Secretary consulting fees of $155,505 ($30,505 in cash and 250,000 shares of common stock valued at its fair market value of $125,000) and $10,990 for the years ended December 31, 2017 and 2016, respectively (Note 6).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Commitment to purchase land

The Company anticipates transfer of ownership title to the resort properties in Baja, California, to the Company over the next sixty days. The two land projects consisting of 497 acres and 20 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja and Valle Divino resort in Ensenada, is subject to approval by the Mexican government in Baja, California. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company.

On October 2, 2017, the Company entered into an agreement to purchase five (5) plots of land for $206,250 that it originally sold to a third-party investor on September 1, 2016 (Note 3). The Company has a commitment to pay the remaining balance $100,000 owed to this third-party investor on or before February 28, 2018 (Note 8).

Litigation Costs and Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Other than as set forth below, management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters. The Company expenses these costs as the related services are received. If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.

NOTE 6 – STOCKHOLDERS' EQUITY

The Company's capitalization at December 31, 2017 was 75,000,000 authorized common shares and 100,000 authorized preferred shares, both with a par value of $0.001 per share.

Common Stock

For the year ended December 31, 2017

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On March 24, 2017, the Company issued 150,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 150,000 warrants at an exercise price of $0.17 per share, exercisable over a term of one year from the date of issuance. The fair market value of $31,275 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.17, expected term of one year, expected volatility of 254%, and discount rate of 0.98%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $8,769; warrants were valued at $10,970, and plot of land was valued at $5,261.

On March 15, 2017, April 27, 2017, June 6, 2017 and June 29, 2017, the Company issued for four tranches 140,000 shares of common stock to a third-party investor for cash proceeds of $35,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 140,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $28,067 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 259%, and discount rate of 1.23%. The total cash proceeds of $35,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $13,190; warrants were valued at $10,578, and plot of land was valued at $11,232.

On May 5, 2017, June 19, 2017, July 1, 2017and October 27, 2017, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $32,500.  In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 100,000 warrants at an exercise price of $0.10 per share to $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $10,828 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 240% and 260%, and discount rate of 1.24% and 1.42%. The total cash proceeds of $32,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $17,076; warrants were valued at $9,059, and plot of land was valued at $6,365.

On August 4, 2017 and October 18, 2017, the Company issued 60,000 shares of common stock to a third-party investor for cash proceeds of $15,000.  In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 60,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $8,212 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 260%, and discount rate of 1.42%. The total cash proceeds of $15,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $6,394; warrants were valued at $5,534, and plot of land was valued at $3,072.

On October 25, 2017, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $12,500.  In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $11,046 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 261%, and discount rate of 1.43%. The total cash proceeds of $12,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $4,054; warrants were valued at $3,582, and plot of land was valued at $4,864.

On December 13, 2017, the Company issued 200,000 shares of common stock to a third-party investor for cash proceeds of $100,000.  In conjunction with this sale of shares, the Company also attached four (4) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 200,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $35,307 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 248%, and discount rate of 1.68%. The total cash proceeds of $100,000 was allocated based upon the relative fair market value of the shares, warrants and one (4) plot of land in the following amounts: shares were valued at $66,530; warrants were valued at $23,490, and plot of land was valued at $9,980.

On October 2, 2017, the Company entered into an agreement with this third-party investor and agreed to buy back the 5 (five) plots of land for an agreed sale price of $206,250 due by February 28, 2018 (Note 3). The Company has recorded $46,037 as the relative fair value of the cost of land for the purchase of these 5 (five) plots of land as additional paid in capital in the accompany financial statements for the year ended December 31, 2017.

On December 6, 2017, the Company and an investor mutually agreed that the investor will relinquish the ownership of a plot of land back to the Company purchased by the investor on July 3, 2014. The Company has recorded $10,008 as the relative fair value of the cost of plot of land as additional paid in capital in the accompany financial statements for the year ended December 31, 2017.

During the year ended December 31, 2017, the Company issued 700,000 shares of common stock and promise to deliver the plots of land and warrants to purchase 700,000 shares of common stock to 6 (six) investors for net cash proceeds of $156,727.

Common Stock sold for Cash and Warrants

On January 11, 2017, the Company issued 20,000 shares of common stock to a third-party investor for cash proceeds of $5,000. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $3,995 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 251%, and discount rate of 0.82%. The total cash proceeds of $5,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $2,792; and warrants were valued at $2,208.

On March 8, 2017, the Company issued 10,000 shares of common stock to a third-party investor for cash proceeds of $2,500. In conjunction with this sale of shares, the Company also attached and issued 10,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $1,992 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 254%, and discount rate of 1.03%. The total cash proceeds of $2,500 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $1,391; and warrants were valued at $1,109.

On March 15, 2017, the Company issued 10,000 shares of common stock to a third-party investor for cash proceeds of $2,500. In conjunction with this sale of shares, the Company also attached and issued 10,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $1,992 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 253%, and discount rate of 1.02%. The total cash proceeds of $2,500 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $1,392; and warrants were valued at $1,108.

On May 22, 2017, the Company issued 10,000 shares of common stock to a third-party investor for cash proceeds of $2,500. In conjunction with this sale of shares, the Company also attached and issued 10,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $2,005 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 253%, and discount rate of 1.02%. The total cash proceeds of $2,500 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $1,387; and warrants were valued at $1,113.

On March 13, 2017, April 13, 2017, June 2, 2017 and June 23, 2017, the Company issued 60,000 shares of common stock to a third-party investor for cash proceeds of $15,000. In conjunction with this sale of shares, the Company also attached and issued 60,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $12,030 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 260%, and discount rate of 1.21%. The total cash proceeds of $15,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $8,324; and warrants were valued at $6,676.

On July 14, 2017, the Company issued 20,000 shares of common stock to a third-party investor for cash proceeds of $5,000. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $4,308 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 240%, and discount rate of 1.22%. The total cash proceeds of $5,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $2,686; and warrants were valued at $2,314.

On August 25, 2017, the Company issued 8,000 shares of common stock to a third-party investor for cash proceeds of $4,000. In conjunction with this sale of shares, the Company also attached and issued 8,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $1,540 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 239%, and discount rate of 1.23%. The total cash proceeds of $4,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $2,888; and warrants were valued at $1,112.

On November 7, 2017, the Company issued 10,000 shares of common stock to a third-party investor for cash proceeds of $2,500. In conjunction with this sale of shares, the Company also attached and issued 10,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $2,216 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 263%, and discount rate of 1.49%. The total cash proceeds of $2,500 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $1,325; and warrants were valued at $1,175.

Furthermore, the Company sold 915,000 shares of common stock to 8 (eight) investors for cash proceeds of $457,500 during the year ended December 31, 2017. The common stock was valued at its fair market value of $0.50 on the date of issuance.

During the year ended December 31, 2017, the Company sold 1,063,000 shares of common stock and warrants to purchase 148,000 shares of common stock to 16 (sixteen)investors for total cash proceeds of $496,500.

Common Stock Issued for Commission and Services

During the year ended December 31, 2017, the Company issued a total of 1,242,750 shares of common stock for services, of which 750,000 shares of common stock issued to its officers for services were valued at $375,000, and 492,250 shares of common stock issued to consultants for services were valued at $246,125 (Note 4). The common shares issued to the officers and consultants were valued at their fair market value on the date of grant. The Company recorded these expenses as general and administrative expenses in the accompanying financial statements at December 31, 2017.

For the year ended December 31, 2016

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On March 17, 2016, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company, as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $8,720 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 246%, and discount rate of 0.64%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $12,828; warrants were valued at $4,475, and plot of land was valued at $7,697.

On March 18, 2016, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached two (2) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $8,726 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 246%, and discount rate of 0.62%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and two (2) plots of land in the following amounts: shares were valued at $9,808; warrants were valued at $3,423, and plot of land was valued at $11,769.

On March 22, 2016, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $8,716 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 245%, and discount rate of 0.64%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and one (1)   plot of land in the following amounts: shares were valued at $12,829; warrants were valued at $4,473, and plot of land was valued at $7,698.

On March 25, 2016, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached two (2) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 100,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $17,426 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 245%, and discount rate of 0.63%. The total cash proceeds of $50,000 was allocated based upon the relative fair market value of the shares, warrants and two (2) plots of land in the following amounts: shares were valued at $25,661; warrants were valued at $8,943, and plot of land was valued at $15,396.

On March 28, 2016, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $8,721 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 246%, and discount rate of 0.65%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $12,828; warrants were valued at $4,475, and plot of land was valued at $7,697.

On April 8, 2016, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance.  The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $8,833 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 249%, and discount rate of 0.54%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $12,799; warrants were valued at $4,522, and plot of land was valued at $7,679.

On April 13, 2016, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached two (2) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $17,686 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 250%, and discount rate of 0.55%. The total cash proceeds of $50,000 was allocated based upon the relative fair market value of the shares, warrants and two (2) plots of land in the following amounts: shares were valued at $25,592; warrants were valued at $9,052, and plot of land was valued at $15,355.

On April 15, 2016, the Company issued 150,000 shares of common stock to a third-party investor for cash proceeds of $37,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 150,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance.  The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $29,571 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 0.53%. The total cash proceeds of $37,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $17,135; warrants were valued at $13,512, and plot of land was valued at $6,853.

On August 16, 2016, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $10,108 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 261%, and discount rate of 0.57%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $12,473; warrants were valued at $5,043, and plot of land was valued at $7,484.

On August 17, 2016, the Company issued 120,000 shares of common stock to a third-party investor for cash proceeds of $30,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 120,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $24,237 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 261%, and discount rate of 0.58%. The total cash proceeds of $30,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $10,684; warrants were valued at $8,632, and plot of land was valued at $10,684.

On September 1, 2016, the Company issued 250,000 shares of common stock to a third-party investor for cash proceeds of $187,500. In conjunction with this sale of shares, the Company also attached five (5) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 250,000 warrants at an exercise price of $0.75 per share, exercisable over a term of one year from the date of issuance (Note 3). The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $42,964 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.75, expected term of one year, expected volatility of 262%, and discount rate of 0.60%. The total cash proceeds of $187,500 was allocated based upon the relative fair market value of the shares, warrants and five (5) plots of land in the following amounts: shares were valued at $115,091; warrants were valued at $26,372, and five (5) plots of land was valued at $46,037.

On September 16, 2016, the Company issued 53,333 shares of common stock to a third-party investor for cash proceeds of $40,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 53,333 warrants at an exercise price of $0.75 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $8,493 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.75, expected term of one year, expected volatility of 244%, and discount rate of 0.61%. The total cash proceeds of $40,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $25,200; warrants were valued at $5,350, and plot of land was valued at $9,450.

On September 26, 2016, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $37,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.75 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $8,205 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.75, expected term of one year, expected volatility of 250%, and discount rate of 0.58%. The total cash proceeds of $37,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $23,165; warrants were valued at $5,069, and plot of land was valued at $9,266.

On October 3, 2016, the Company issued 66,667 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 66,667 warrants at an exercise price of $0.75 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $10,906 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.75, expected term of one year, expected volatility of 250%, and discount rate of 0.63%. The total cash proceeds of $50,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $32,935; warrants were valued at $7,184, and plot of land was valued at $9,881.

On October 13, 2016, the Company issued 66,667 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 66,667 warrants at an exercise price of $0.75 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $10,939 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.75, expected term of one year, expected volatility of 251%, and discount rate of 0.66%. The total cash proceeds of $50,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $32,921; warrants were valued at $7,202 and plot of land was valued at $9,876.

On October 20, 2016 and November 8, 2016, the Company issued 50,000 shares of common stock to two (2) third-party investors for cash proceeds of $37,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.75 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $8,260 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.75, expected term of one year, expected volatility of 252%, and discount rate of 0.71%. The total cash proceeds of $37,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $18,562; warrants were valued at $4,089, and plot of land was valued at $14,849.

On December 5, 2016, the Company issued 53,333 shares of common stock to a third-party investor for cash proceeds of $40,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 53,333 warrants at an exercise price of $0.75 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $8,955 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.75, expected term of one year, expected volatility of 256%, and discount rate of 0.82%. The total cash proceeds of $40,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $25,018; warrants were valued at $5,601, and plot of land was valued at $9,382.

On December 6, 2016, the Company issued 100,000 shares of common stock to two (2) third-party investors for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached two (2) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 100,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico.  The fair market value of $18,124 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 257%, and discount rate of 0.83%. The total cash proceeds of $50,000 was allocated based upon the relative fair market value of the shares, warrants and two (2) plots of land in the following amounts: shares were valued at $25,478; warrants were valued at $9,235, and two (2) plots of land was valued at $15,287.

On December 7, 2016, the Company issued 53,333 shares of common stock to a third-party investor for cash proceeds of $40,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 53,333 warrants at an exercise price of $0.75 per share, exercisable over a term of one year from the date of issuance. The relative fair market value of land is based on the third-party lot prices in the same region in Mexico. The fair market value of $8,898 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.75, expected term of one year, expected volatility of 254%, and discount rate of 0.85%. The total cash proceeds of $40,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $25,040; warrants were valued at $5,570, and plot of land was valued at $9,390.

For the year ended December 31, 2016, the Company issued 1,643,833 shares of common stock, warrants to purchase 1,513,333 shares of common stock, and promise to deliver title to plots of land for net cash proceeds of $349,843.

Common shares sold with Warrants

On January 20, 2016, the Company issued 10,000 shares of common stock to a third-party investor for cash proceeds of $2,500. In conjunction with this sale of shares, the Company also attached and issued 10,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $1,902 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 235%, and discount rate of 0.43%. The total cash proceeds of $2,500 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $1,420; and warrants were valued at $1,080.

On February 29, 2016, the Company issued 30,000 shares of common stock to a third-party investor for cash proceeds of $10,000. In conjunction with this sale of shares, the Company also attached and issued 30,000 warrants at an exercise price of $0.30 per share, exercisable over a term of one year from the date of issuance. The fair market value of $5,651 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.30, expected term of one year, expected volatility of 242%, and discount rate of 0.62%. The total cash proceeds of $10,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $6,390; and warrants were valued at $3,610.

On February 29, 2016, the Company issued 14,000 shares of common stock to a third-party investor for cash proceeds of $7,000. In conjunction with this sale of shares, the Company also attached and issued 14,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $2,410 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 242%, and discount rate of 0.62%. The total cash proceeds of $7,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $5,207; and warrants were valued at $1,793.

On April 15, 2016, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $12,500. In conjunction with this sale of shares, the Company also attached and issued 50,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $10,895 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 250%, and discount rate of 0.53%. The total cash proceeds of $7,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $5,207; and warrants were valued at $1,793.

On June 30, 2016, the Company issued 20,000 shares of common stock for converting a debt of $10,000.  As the conversion was completed within the terms of the convertible note agreement, no gain or loss was recognized as a result of the note conversion.

For the year ended December 31, 2016, the Company issued 104,000 shares of common stock, issued warrants to purchase 104,000 shares of common stock for cash proceeds of $32,000.

Common Stock Issued for Commission and Services

During 2016, the Company issued 130,500 shares of common stock valued at its fair market value of $260,500 to a third party as commission expense for selling Company's common stock. The Company issued 86,668 shares of common stock valued at its fair market value of $124,587 to a third party for services. The Company recorded these expenses as an offset against additional paid in capital as cost of raising capital in the accompanying financial statements at December 31, 2016.

As a result of all common stock issuances, the Company has 14,319,901 and 11,314,651 shares of common stock issued and outstanding at December 31, 2017 and 2016, respectively.

Preferred Stock

The Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of Preferred Stock and to determine the designation of any such series. The Board of Directors is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock and, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of such series than outstanding) the number of shares of any such series subsequent to the issue of shares of that series.

On October 1, 2013, the Company authorized and issued 28,000 shares of Series A Preferred Stock to Grupo Valcas (a related party) in exchange for services. The 28,000 shares grant the holder to have the right to vote on all shareholder matters equal to 100 votes per share. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock which was prepared by an independent valuation specialist. The value assigned to the Series A Preferred Stock was $2,260,496 and was recorded on the grant date as stock-based compensation.

At December 31, 2017 and 2016, 28,000 shares of Series A Preferred Stock were issued and outstanding.

Warrants

A summary of the Company's warrant activity during the years ended December 31, 2017 and 2016 is presented below.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	438,500	$0.18	0.66	$79,215
Granted	1,617,333	0.53	-	-
Exercised	-	-	-	-
Forfeit/Canceled	(438,500)	0.18	-	-
Outstanding at December 31, 2016	1,617,333	$0.53	0.54	$206,586
Granted	848,000	0.27	-	-
Exercised	-	-	-	-
Forfeit/Canceled	(1,617,333)	0.53	-	-
Outstanding at December 31, 2017	848,000	$0.27	0.60	$132,548

Exercisable at December 31, 2017	848,000

At December 31, 2017, 848,000 warrants were exercisable into common stock. The exercise price of warrants to convert into common stock ranged from $0.10 to $0.50 per warrant, and term of exercise of warrants was one year from the date of issuance.

At December 31, 2016, 1,617,333 warrants were exercisable into common stock. The exercise price of warrants to convert into common shares ranged between $0.10 to $0.75 per warrant, and term of exercise of warrants was one year from the date of issuance.

NOTE 7 – INCOME TAX

Income tax expense for the years ended December 31, 2017 and 2016 is summarized as follows.

	December 31, 2017	December 31, 2016
Deferred:
Federal	$(161,573)	$(183,937)
State	-	-
Change in valuation allowance	161,573	183,937
Income tax expense (benefit)	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rates of 21% and 34%, and the state income tax rates net of federal tax benefit of 0% for the years ended December 31, 2017 and 2016, respectively, to the income taxes reflected in the Statements of Operations:

	December 31, 2017	December 31, 2016
Book Income (loss)	21%	34%
State taxes	-%	-%
Total	21%	34%
Valuation allowance	-21%	-34%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carry forward	$355,164	$313,434
Total gross deferred tax assets	355,164	313,434
Less - valuation allowance	(355,164)	(313,434)
Net deferred tax assets	$—	$—

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where all of the underlying analysis and calculations are not yet complete. The provisional estimates must be finalized within a one-year measurement period. The Company reduced its net domestic deferred tax asset balance by $219,863 due to the reduction in corporate tax rate from 34% to 21%. These adjustments are fully offset by a change in the Company's U.S. valuation allowance.

At December 31, 2017, the Company had accumulated deficit of approximately $4,698,000 for U.S. federal and Wyoming income tax purposes available to offset future taxable income expiring on various dates through 2035. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended December 31, 2017 and 2016 was an increase of $161,573 and $183,937, respectively.

In the normal course of business, the Company's income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company's financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2017, tax years 2014, 2015, 2016 and 2017 remain open for examination by the IRS and California. The Company has received no notice of audit from the Internal Revenue Service or California for any of the open tax years.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated the subsequent events through April 2, 2018, the date which the financial statements were available to be issued noting no items that would impact the accounting for events or transactions in the current period or require additional disclosures.

Common Stock sold with Warrants

On January 9, 2018, the Company issued 20,000 shares of common stock to a third-party investor for cash proceeds of $5,000. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $4,365 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 250%, and discount rate of 1.78%. The total cash proceeds of $5,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $2,670; and warrants were valued at $2,330.

On January 19, 2018, the Company issued 4,000 shares of common stock to a third-party investor for cash proceeds of $1,000. In conjunction with this sale of shares, the Company also attached and issued 4,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $873 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 250%, and discount rate of 1.79%. The total cash proceeds of $1,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $534; and warrants were valued at $466.

On February 7, 2018, the Company issued 20,000 shares of common stock to a third-party investor for cash proceeds of $5,000. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $4,365 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 250%, and discount rate of 1.91%. The total cash proceeds of $5,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $2,669; and warrants were valued at $2,331.

On February 12, 2018, the Company issued 40,000 shares of common stock to a third-party investor for cash proceeds of $10,000. In conjunction with this sale of shares, the Company also attached and issued 40,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $8,731 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 250%, and discount rate of 1.93%. The total cash proceeds of $10,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $5,339; and warrants were valued at $4,661.

On February 13, 2018, the Company issued 30,000 shares of common stock to a third-party investor for cash proceeds of $15,000. In conjunction with this sale of shares, the Company also attached and issued 30,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $8,731 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 1.95%. The total cash proceeds of $15,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $10,750; and warrants were valued at $4,250.

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On January 5, 2018 and March 26, 2018, the Company issued 60,000 shares and 22,000 shares of common stock to a third-party investor for cash proceeds of $20,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 88,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $17,897 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 1.83%. The total cash proceeds of $20,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $8,175; warrants were valued at $7,122, and plot of land was valued at $5,221.

On January 9, 2018 and February 2, 2018, the Company issued 26,000 shares and 64,000 shares of common stock to a third-party investor for total cash proceeds of $22,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 90,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $19,642 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 1.83%. The total cash proceeds of $22,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $8,859; warrants were valued at $7,735, and plot of land was valued at $5,906.

On January 18, 2018, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $12,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $10,912 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 1.79%. The total cash proceeds of $12,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $4,068; warrants were valued at $3,551, and plot of land was valued at $4,881.

On January 29, 2018, the Company issued 75,000 shares of common stock   to a third-party investor for cash proceeds of $37,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land). The total cash proceeds of $37,500 was allocated based upon the relative fair market value of the shares, and one (1) promised plot of land in the following amounts: shares were valued at $26,786 and plot of land was valued at $10,714.

On February 23, 2018 and March 20, 2018, the Company issued 200,000 shares and 25,000 shares of common stock   to a third-party investor for cash proceeds of $112,500. In conjunction with this sale of shares, the Company also attached three (3) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land). The total cash proceeds of $112,500 was allocated based upon the relative fair market value of the shares, and three (3) promised plots of land in the following amounts: shares were valued at $81,466 and plots of land were valued at $31,034.

On February 28, 2018, the Company issued 20,000 shares of common stock to a third-party investor for cash proceeds of $10,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 20,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $3,954 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 2.07%. The total cash proceeds of $10,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $3,454; warrants were valued at $1,366, and plot of land was valued at $5,180.

Purchase of five (5) plots of land sold previously to an investor

On February 28, 2018, the Company paid the remaining balance of $100,000 owed to a third-party investor for completing the purchase of 5 (five) plots of land (Note 3) previously sold to an investor on September 1, 2016.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of December 31, 2017 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The weaknesses in our controls and procedure were failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, we determined that there was a control deficiency that constituted a material weakness:

(1)	Due to the Company not having formal Control procedures related to the approval of related party transactions;
(2)	Management did not maintain effective internal controls relating to the quarter end closing and financial reporting process;
(3)	The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company's financial closing and reporting functions; and
(4)
The Company did not maintain effective internal controls to assure proper segregation of duties as the same employee is responsible for initiating and recording of transactions, thereby creating a segregation of duties weakness.

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— 2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2017. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Bylaws provide that the Board of Directors shall consist of no more than three (3) directors. Each director of the Company serves until his successor is elected and qualified, subject to removal by the Company's shareholders. Each officer holds office for such term and exercises such powers and performs such duties as are determined by the Board of Directors.

Name	Age	Position
Roberto Jesus Valdes	50	President, Principal Executive Officer and a Director
Jason Sunstein	46	VP Finance, Principal Financial and Accounting Officer and a Director
Lisa Landau	53	Chief Operations Officer

Roberto Jesus Valdes

Mr. Valdes has been the President of Grupo Valcas, Baja Residents Club, S.A. de, C.V. since 2004, and was the Assistant in the Grupo Valcas Design Department from 1989 to 1991. From 1991 through 2004, Mr. Valdes was a member of the Board of Directors, DUBCSA – Bajamar Ocean Front Resort Master Developer. During his term as a Director, he acted as Project Director for Grupo Valcas. His projects have included:

●	La Serena Condominiums, Ensenada, 1992-1994
●	La Quinta Bajamar Condominiums, Ensenada, 1994-1996
●	Oceano at Bajamar residential development, Ensenada, 1996-1998
●	Oceano Diamante residential development, Ensenada, 2000
●	Costa Bajamar condominiums, Ensenada, 2004-2005

Mr. Valdes has been one of our officers and directors since October 2013.

Jason Sunstein

Mr. Sunstein brings finance, mergers and acquisitions and general management experience. Since 1989, he has participated in a broad variety of both domestic and international structured investments and financings, ranging from debt and preferred stock to equity and developmental capital across a wide variety of infrastructure and corporate financings. He has been involved in numerous start-ups, turnarounds and public companies. Mr. Sunstein serves as on the Board of Directors of several public and private companies, as well as the Advisory Board for the National Nutrition Reform, a non-profit company in San Diego, California. He attended San Diego State University where he majored in Finance and has held NASD Series 7 (General Securities Representative) and Series 63 licenses.

Mr. Sunstein has been one of our officers and directors since October 2013.  Between February 2012 and July 2014 Mr. Sunstein was Vice President of Earth Dragon Resources, Inc., a company involved in plasma and wound therapy.  Between January 2009 and January 2012 Mr. Sunstein was Vice President of Santeon Group, Inc., a firm involved in software development.

Lisa Landau

Ms. Landau joined the Company in January 2014.  Previously, she founded Enduralite Lighting Technologies, LLC in 2012. She then created Intelligent Lighting Corp in 2013 to bring together complimentary lighting products and services. Prior to this, she spent 10 years with the Oasis of Hope Cancer Treatment Centers in Tijuana, Mexico, and Irvine, California as Director of Operations.  Prior to joining Oasis of Hope, Ms. Landau was also an integral part of the sales and marketing of the original PowerDisc prototype and the early international marketing campaign that showcased Muhammad Ali as a director and spokesperson.  Ms. Landau also attended Thomas Jefferson School of Law in San Diego, California with an emphasis in international trade. Ms. Landau has an accounting and finance background with extensive experience in the mortgage industry. She has also been a licensed California real estate agent since 2005 specializing in the residential and commercial markets in San Diego County.

All of our officers, with the exception of Mr. Valdez, devote all of their time to our business. Mr. Valdes devotes approximately 140 hours each month to our business.

Term of Office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Board Committees

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

Our directors will serve until the next annual meeting of shareholders or until their successors are duly elected and have qualified. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. Our Board of Directors does not have any committees at this time.

Potential Conflicts of Interest

 Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

 Our board of directors has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that our directors do not meet the independence requirements, according to the applicable rules and regulations of the SEC.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for that purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Family Relationships

Mr. Sunstein and Ms. Landau are brother and sister.

Indemnification of Executive Officers and Directors

Section 17-16-856 of the Wyoming Business Corporation Act  provides that any director or officer of a Wyoming corporation may be indemnified against judgments, penalties, fines, settlements and reasonable expenses actually incurred by him in connection with or in defending any action, suit or proceeding in which he is a party by reason of his position, so long as it shall be determined that he conducted himself in good faith and that he reasonably believed that his conduct was in the corporation's best interest and, with respect to any criminal action or proceeding, had no reasonable cause to believe that his conduct was unlawful. If a director or officer is wholly successful, on the merits or otherwise, in connection with such proceeding, such indemnification is mandatory.

Currently we do not maintain any directors' and officers' liability insurance covering our directors and officers against expenses and liabilities arising from certain actions to which they may become subject by reason of having served in such role.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required under California law. We are not aware of any threatened litigation or preceding that might result in a claim for such indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 11. Executive Compensation.

We have not entered into employment agreements with our executive officers and their compensation is determined at the discretion of our Board of Directors.

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer's responsibilities following a change in control. We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

The Company does not have a compensation committee. Given the nature of the Company's business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.

The following table summarizes all compensation recorded by us in 2017, 2016 and 2015 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2017. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE

The following table presents information concerning the compensation awarded to, earned by, or paid to the named executive officers for services rendered for the three years ended December 31, 2017.

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Roberto Jesus Valdez, President, Director	2017 2016 2015	102,000 150,000 0	0 0 0	125,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	227,000 150,000 0

Jason Sunstein, VP Finance, Director	2017 2016 2015	139,987 150,750 34,460	0 0 0	125,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	264,987 150,000 34,460

Lisa Landau, Chief Operations Officer	2017 2016 2015	30,505 10,990 0	0 0 0	125,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	155,505 10,990 0

(1) On December 10, 2017, the Company awarded 250,000 shares, valued at $125,000 to each of its three officers, for extraordinary services rendered to the Company for the year.

Employment Agreement

The Company has no Employment Agreement with any of its officers or directors.

Stock Option Plan

We do not have a stock option plan although we may adopt one or more such plans in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The percentage of shares is based on 14,975,901 shares issued and outstanding on April 2, 2018.

Name	# of Shares of Common Stock	Percentage
Roberto Jesus Valdes	4,000,000	26.8%
Jason Sunstein *	3,750,000	25.1%
Lisa Landau	300,000	0.2%
Elizabeth Roemer	1,000,000	6.7%
All Exec. Officers and Directors as a group (3 persons)	8,050,000	53.9%
*	Jason A. Sunstein Family Investments, LLC is the record holder of these shares. Jason Sunstein controls Jason A. Sunstein Family Investments, LLC.

We are not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding.

There are no current arrangements which will result in a change in control.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

The following information summarizes transactions we have either engaged in for the past three fiscal years, or propose to engage in, involving our executive officers, directors, more than 5% shareholders, or immediate family members of these persons. These transactions were negotiated between related parties without "arm's length" bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

On October 1, 2013, the Company issued 28,000 shares of Series A Preferred Stock to Grupo Valcas, a company principally owned by Mr. Valdez, the president and principal shareholder of the Company in exchange for services. The value assigned to the Series A Preferred Stock, which was determined by an independent valuation specialist, was $2,260,496 and was recorded on the grant date as stock-based compensation.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Under such definition our three officers and directors would not be considered an independent director.

Item 14. Principal Accountant Fees and Services.

During 2017 and 2016, M&K CPAS, PLLC, the Company's independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2017, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2017.

	Year ended December 31,
	2017	2016

Audit Fees	$28,500	$35,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by M&K CPAS, PLLC. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

 PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Share Exchange Agreement with ILA Mexico (1)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1)	Filed with S-1 registration statement on February 11, 2016.
*	Filed herein.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2018.

INTERNATIONAL LAND ALLIANCE, INC.

By:	/s/ Roberto Jesus Valdes
Name:	Roberto Jesus Valdes
Title:	Principal Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Signature

/s/ Roberto Jesus Valdes	Dated: April 2, 2018
Roberto Jesus Valdes President, Principal Executive Officer and a Director

/s/ Jason Sunstein	Dated: April 2, 2018
Jason Sunstein Principal Financial and Accounting Officer and a Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Share Exchange Agreement with ILA Mexico (1)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
(1)	Filed with S-1 registration statement on February 11, 2016.
*	Filed herein.