Form 10-Q
period 2018-03-31
International Land Alliance Inc.
filed 2018-05-15
CIK 1657214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 333-209484

INTERNATIONAL LAND ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

Wyoming	46-3752361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 10TH Avenue, Suite 1000, San Diego, California 92101
(Address of principal executive offices) (Zip Code)

(877) 661-4811
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 14, 2018:  there were 15,242,901 common shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

INTERNATIONAL LAND ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2018	December 31, 2017

ASSETS

Current Assets:
Cash	$11,421	$13,678
Total Current Assets	$11,421	$13,678

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$15,046	$5,224
Accrued expenses	335,805	378,061
Total Current Liabilities	350,851	383,285

Loan Payable - Long Term	$67,524	-

Total Liabilities	$418,375	383,285

Commitments and Contingencies (Note 5)

Stockholders' Deficit
Preferred Stock, $0.001 par value; 100,000 shares authorized; 28,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	28	28
Common Stock, $0.001 par value; 75,000,000 shares authorized; 14,975,901 shares issued and 14,319,901 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	14,976	14,320
Additional paid in capital	4,508,927	4,313,510
Accumulated deficit	(4,930,885)	(4,697,465)
Total Stockholders' Deficit	(406,954)	(369,607)

Total Liabilities and Stockholders' Deficit	$11,421	$13,678

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating Expenses
General & administrative	221,078	73,055
Total Operating Expenses	221,078	73,055

Operating loss	(221,078)	(73,055)

Other income (expense)

Interest Expense	(12,342)
Total Other income (expenses)	(12,342)	-

Loss from operations before income tax	(233,420)	(73,055)

Provision for income tax		-

Net Loss	$(233,420)	$(73,055)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	14,695,609	11,025,778

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Cash Flows from Operating Activities:
Net loss	$(233,420)	$(73,055)
Adjustments to reconcile net loss to net used in operating activities:
Amortization of debt discount	24	-
Changes in operating assets and liabilities:
Accounts payable	9,821	(18,173)
Accrued expenses	(97,682)	-
Net cash used in operating activities	(321,257)	(91,228)

Cash Flows from Investing Activities

Cash Flows from Financing Activities
Cash proceeds from sale of common stock and warrants	48,500	12,500
Cash proceeds from sale of common stock, warrants and plots of land promised, net	203,000	30,000
Cash proceeds from note payable	67,500	-
Net cash provided by financing activities	319,000	42,500

Net (decrease) increase in cash and cash equivalents	(2,257)	(48,728)

Cash and cash equivalents, beginning of the period	13,678	58,550

Cash and cash equivalent, end of the period	$11,421	$9,822

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.
Notes to Financial Statements

For the Three Months Ended March 31, 2018

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

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated recurring losses and a working capital deficit and anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements presented in this report are the financial reports of International Land Alliance, Inc.

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The consolidated financial statements present the Balance Sheet, Statements of Operations, Shareholders' Deficit and Cash Flows of the Company. These consolidated financial statements are presented in United States dollars. The accompanying audited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary International Land Alliance, S.A. de C.V., a company incorporated in Mexico ("ILA Mexico"). ILA Mexico has no assets, no liabilities and minimal expenses as of March 31, 2018. All intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company did not have any cash equivalents as of March 31, 2018 or December 31, 2017.

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

The Company's financial instruments consist principally of cash, accounts payable, accrued liabilities, and note payable to a third party. Pursuant to ASC 820, "Fair Value Measurements and Disclosures" and ASC 825, "Financial Instruments" , the fair value of our cash equivalents is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that were measured and recognized at fair value as of March 31, 2018 on a recurring basis:

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2018 and December 31, 2017, total warrants issued and outstanding convertible into common stock amounted to 984,000 shares and 848,000 shares, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2018 and December 31, 2017. The Company's bank balance did not exceed FDIC insured amounts at March 31, 2018 or at December 31, 2017, respectively.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses for the three months ended March 31, 2018 and December 31, 2017 is summarized as follows:

	Balance	Balance
	March 31, 2018	December 31, 2017
Relative fair market value of plots of land sold	$335,805	$278,061
Payable to an investor/shareholder	0	100,000
Total Accrued Expense	$335,805	$378,061

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

On October 2, 2017, the Company entered into an agreement with this third-party investor and agreed to buy back the 5 (five) plots of land for an agreed sale price of $206,250 due by February 28, 2018. The Company has recorded a loss of $160,213 on the purchase of these 5 (five) plots of land, in the accompany financial statements for the year ended December 31, 2017. The Company has paid $106,250 of the purchase price as of December 31, 2017 and $100,000 remained payable and recorded as accrued expense as of December 31, 2017 (Note 8). The remaining balance of $100,000 was paid during the three months ended March 31, 2018 leaving a $0 balance at March 31, 2018.

The Company recorded accrued expenses the relative fair market value of plots of land sold by the Company to investors in conjunction with the sale of common stock to raise capital (Note 6). Total accrued expenses were $335,805 and $378,061 as of March 31, 2018 and December 31, 2017, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 1, 2013, the Company issued 3,750,000 shares of its common stock as founder shares to its Chief Executive Officer valued at its fair value of $3,750. In addition, the Company issued 3,500,000 shares of its common stock as founder shares to its Chief Financial Officer valued at its fair value of $3,500.

On October 1, 2013, the Company executed an agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V., an architectural and planning firm controlled by Roberto Jesus Valdes, one of the Company's officer and director. Pursuant to the terms of the agreement, Grupo Valcas agreed to provide a conceptual site plan for the Oasis Park project which will include buildings and plot layouts, final grades for plots, streets and common areas, drainage, locations of buildings on plots, slab or floor elevations, delineation of off-street parking and open space/recreation areas), as well as construction management for common areas and commercial buildings. Grupo Valcas will also be responsible for obtaining all federal, state and municipal permits required for the project. For its services, Grupo Valcas was paid $100,000 in cash and was issued 28,000 shares of our Series A preferred stock (Note 6) valued at its fair value of $2,260,496 which was recorded as stock-based compensation. Each Series A preferred stock is convertible, at the option of Grupo Valcas at any time, into 100 shares of our common stock. At any time on or before October 1, 2018, the Company has the option to redeem the preferred shares at a price of $100 per share. The Company has not redeemed any preferred stock as of  March 31, 2018 and December 31, 2017, respectively.

The Company paid to its Chief Executive Officer consulting fees of $10,000 and $227,000 ($102,000 in cash and 250,000 shares of common stock valued at the its fair market value of $125,000) for three months ended March 31, 2018 and the year ended December 31, 2017 respectively (Note 6). The Company paid to its Chief Financial Officer consulting fees of  $21,361 and $264,987 ($139,987 in cash and 250,000 shares of common stock valued at its fair market value of $125,000) for the three months ended March 31, 2018 and year ended December 31, 2017 respectively (Note 6).

The Company paid to its Secretary consulting fees of $7,000 and $155,505 ($30,505 in cash and 250,000 shares of common stock valued at its fair market value of $125,000) for the three months ended March 31, 2018 and year ended December 31, 2017, respectively (Note 6).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Cash Call, Inc.

On March 19, 2018 the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration.  The note bears interest at 94%, matures on May 1, 2028. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note.  During the three months ended March 31, 2018, the company amortized $24 of the debt discount into interest expense leaving a remaining total debt discount on the note of $7,476 as of March 31, 2018.

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

On October 2, 2017, the Company entered into an agreement to purchase five (5) plots of land for $206,250 that it originally sold to a third-party investor on September 1, 2016 (Note 3). The Company paid the remaining balance $100,000 owed to this third-party investor on February 28, 2018 (Note 8).

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

NOTE 6 – STOCKHOLDERS' EQUITY

The Company's capitalization at March 31, 2018 was 75,000,000 authorized common shares and 100,000 authorized preferred shares, both with a par value of $0.001 per share.

Common Stock

For Three Months Ended March 31, 2018

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

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On January 5, 2018 and March 26, 2018, the Company issued 60,000 shares and 22,000 shares of common stock to a third-party investor for cash proceeds of $20,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 82,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $18,107 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 1.83%. The total cash proceeds of $20,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $7,839; warrants were valued at $6,924, and plot of land was valued at $5,736.

On January 9, 2018 and February 2, 2018 and February 28, 2018, the Company issued 26,000 shares and 64,000 shares and 20,000 shares of common stock to a third-party investor for total cash proceeds of $32,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 110,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $23,844 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 1.83%. The total cash proceeds of $32,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $14,805; warrants were valued at $10,682, and plot of land was valued at $6,833.

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

On February 23, 2018 and March 20, 2018, the Company issued 200,000 shares and 25,000 shares of common stock to a third-party investor for cash proceeds of $112,500. In conjunction with this sale of shares, the Company also attached three (3) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land). The total cash proceeds of $112,500 was allocated based upon the relative fair market value of the shares, and three (3) promised plots of land in the following amounts: shares were valued at $80,357 and plots of land were valued at $32,143.

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

As a result of all common stock issuances, the Company has 14,319,901 and 14,975,901 shares of common stock issued and outstanding at December 31, 2017 and March 31, 2018, respectively.

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

At March 31, 2018 and December 31, 2017, 28,000 shares of Series A Preferred Stock were issued and outstanding.

Warrants

A summary of the Company's warrant activity during the three months ended March 31, 2018 and year ended December 31, 2017 is presented below.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,617,333	$0.53	0.54	$206,586
Granted	848,000	0.27	-	-
Exercised	-	-	-	-
Forfeit/Canceled	(1,617,333)	0.53	-	-
Outstanding at December 31, 2017	848,000	$0.27	0.60	$132,548

Exercisable at December 31, 2017	848,000
Granted	356,000	0.27	-	-
Exercised	-	-	-	-
Forfeit/Canceled	(220,000)	0.21	-	-
Outstanding at March 31, 2018	984,000	$0.24	0.60	$141,696

At March 31, 2018, 984,000 warrants were exercisable into common stock. The exercise price of warrants to convert into common stock ranged from $0.17 to $0.25 per warrant, and term of exercise of warrants was one year from the date of issuance.

At December 31, 2017, 848,000 warrants were exercisable into common stock. The exercise price of warrants to convert into common stock ranged from $0.10 to $0.50 per warrant, and term of exercise of warrants was one year from the date of issuance.

NOTE 7 – INCOME TAX

Income tax expense for the years ended December 31, 2017 and March 31, 2018 is summarized as follows:

	December 31, 2017	March 31, 2018
Deferred:
Federal	$(355,164)	$(404,177)
State	-	-
Change in valuation allowance	355,164	404,177
Income tax expense (benefit)	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rates of 21% and 21%, and the state income tax rates net of federal tax benefit of 0% for the years ended December 31, 2017 and March 31, 2018, respectively, to the income taxes reflected in the Statements of Operations:

	December 31, 2017	March 31, 2018
Book Income (loss)	21%	21%
State taxes	-%	-%
Total	21%	21%
Valuation allowance	-21%	-21%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and March 31, 2018 are as follows:

	December 31, 2017	March 31, 2018
Deferred tax assets:
Net operating loss carry forward	$1,691,257	$1,924,653
Total gross deferred tax assets	1,691,257	1,924,653
Less - valuation allowance	(1,691,257)	(1,924,653)
Net deferred tax assets	$—	$—

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

NOTE 8 – DEBT

Cash Call, Inc.

On March 19, 2018 the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration.  The note bears interest at 94%, matures on May 1, 2028. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note.  During the three months ended March 31, 2018, the company amortized $24 of the debt discount into interest expense leaving a remaining total debt discount on the note of $7,476 as of March 31, 2018.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the subsequent events through May 11, 2018, the date which the financial statements were available to be issued noting no items that would impact the accounting for events or transactions in the current period or require additional disclosures.

On Deck Capital

On April 6, 2018, the Company issued a promissory note to On Deck Capital for $35,000 of cash consideration.

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On April 20, 2018, the Company issued 14,000 shares of common stock to a third-party investor for cash proceeds of $7,000.

On April 27, 2018, the Company issued 75,000 shares of common stock to a third-party investor for cash proceeds of $37,500.

On April 30, 2018, the Company issued 75,000 shares of common stock to a third-party investor for cash proceeds of $37,500.

On April 30, 2018, the Company issued 75,000 shares of common stock to a third-party investor for cash proceeds of $37,500.

On May 3, 2018, the Company issued 14,000 shares of common stock to a third-party investor for cash proceeds of $7,000.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
Overview of Our Company

International Land Alliance, Inc. (the "Company") was incorporated pursuant to the laws of the State of Wyoming on September 26, 2013. We are based in San Diego, California. We are a residential land development company with target properties located primarily in the Baja California Norte region of Mexico. Our principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building lots, securing financing for the purchase of the lots, improving the properties' infrastructure and amenities, and selling the lots to homebuyers, retirees, investors and commercial developers. We offer the option of financing (i.e. taking a promissory note from the buyer for all or part of the purchase price) with a guaranteed acceptance on any purchase for every customer.

As of March 31, 2018, we had:

●	Conducted market research to identify potential home buyers in the United States, Canada, Europe, and Asia. Developed marketing materials in print media and online;

●	Developed an interactive website for visitors to view condominium and villa options and allow customization;

Plan of Operations

The following is our plan of operation for the two years ending December 31, 2019, all of which will involve the Oasis Park resort:

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

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

We did not record any revenues for the three months ended March 31, 2018 and three months ended March 31, 2017. Total operating expenses recorded for the three months ended March 31, 2018 were $221,078 compared to $73,055 for the three months ended March 31, 2017. We had a net loss during the three months ended March 31, 2018, of $(233,420); and a net loss of $(73,055) during the three months ended March 31, 2017.

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

Capital Resources and Liquidity

Cash and cash equivalents were $11,576 and $9,822 at March 31, 2018 and March 31, 2017, respectively. As shown in the accompanying financial statements, we recorded a loss of $233,420 and $73,055 for the three months ended March 31, 2018 and three months ended March 31, 2017, respectively. Our working capital deficit at March 31, 2018 was $406,954 and net cash flows used in operating activities for three months ended March 31, 2018 were $(321,257). These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2018 was $(321,257) which resulted primarily due G&A expenses of $233,420 and increase in accrued expenses of $97,682. Net cash flows used in operating activities for the three months ended March 31, 2017 was $(91,228) which resulted due to the loss of $73,055, decrease in accounts payable of $18,173.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2018 was $319,000 primarily from cash proceeds from sale of common stocks and warrants of $48,500, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $203,000 and cash proceeds from note payable of $67,500. Net cash flows provided by financing activities for the three months ended March 31, 2017 was $42,500 primarily form cash proceeds from sale of common stock and warrants of $12,500, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $30,000.

As a result of these activities, we experienced a decrease in cash and cash equivalents of $2,257 for the three months ended March 31, 2018, and a decrease in cash and cash equivalents of $48,728 for the three months ended March 31, 2017, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

We have no agreements in place with our shareholders, officers and directors or with any third parties to fund operations. We have not negotiated nor has available to us any other third-party sources of liquidity. Other than the acquisition development of future resort properties in Mexico, we do not anticipate any material capital requirements for the twelve months ending December 31, 2018.

Off-balance Sheet Arrangements

Since our inception through March 31, 2018, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on our operations.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.   Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2018.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company's Quarterly report for the period ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 15, 2018	International Land Alliance, Inc.

/s/ Roberto Jesus Valdes
		By:	Roberto Jesus Valdes, Chief Executive Officer President, Principal Executive Officer