Form 10-Q
period 2018-06-30
International Land Alliance Inc.
filed 2018-08-20
CIK 1657214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 20, 2018:  there were 15,463,901 common shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

INTERNATIONAL LAND ALLIANCE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS

Current Assets:
Cash	$47,876	$13,678
Total Current Assets	$47,876	$13,678

LIABILITIES & SHAREHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$28,166	$5,224
Accrued expenses	381,550	378,061
Promissory Note - Current, Net	41,140	-
Total Current Liabilities	450,856	383,285

Non-Current Liabilities
Promisory Note - Non-Current, Net	$67,707	-
Total Non-Current Liabilities	$67,707	-

TOTAL LIABILITIES	$518,563	383,285

Commitments and Contingencies (Note 5)

SHAREHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 100,000 shares authorized; 28,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	28	28
Common Stock, $0.001 par value; 75,000,000 shares authorized; 15,433,901 shares issued and 14,319,901 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	15,434	14,320
Additional paid in capital	4,656,005	4,313,510
Accumulated deficit	(5,142,154)	(4,697,465)
TOTAL SHAREHOLDERS' DEFICIT	(470,687)	(369,607)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$47,876	$13,678

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

OPERATING EXPENSES
General & administrative	175,557	53,798	396,635	126,853
Total Operating Expenses	175,557	53,798	396,635	126,853

OPERATING LOSS	(175,557)	(53,798)	(396,635)	(126,853)

OTHER INCOME (EXPENSE)
Interest Expense	(35,712)	-	(48,054)	-
Total Other Income (Expense)	(35,712)	-	(48,054)	-

NET LOSS	$(211,269)	$(53,798)	$(444,689)	$(126,853)

Net loss per share - basic and fully diluted	$(0.01)	$0.00	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	15,193,390	11,625,530	14,946,057	11,491,373

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2018		June 30, 2017

Cash Flows from Operating Activities:
Net loss		$(444,689)		$(126,853)
Adjustments to reconcile net loss to net used in operating activities:
Amortization of debt discount		4,660		-
Changes in operating assets and liabilities:
Accounts payable		22,942		(8,699)
Accrued expenses		(94,402)		-
Net cash used in Operating Activities		(511,489)		(135,552)

Cash Flows from Investing Activities

Cash Flows from Financing Activities
Cash proceeds from sale of common stock and warrants		71,000		47,500
Cash proceeds from sale of common stock, warrants and plots of land promised, net		362,500		37,500
Cash proceeds from warrant exercise		8,000		-
Cash proceeds from note payable		112,079		-
Cash payments on note payable		(7,892)		-
Net cash provided by financing activities		545,687		85,000

Net (decrease) increase in cash and cash equivalents		34,198		(50,552)

Cash and cash equivalents, beginning of the period		13,678		58,550

Cash and cash equivalent, end of the period		$47,876		$7,998

Supplemental disclosures of cash flow information:
Cash paid for income taxes		$-		$-
Cash paid for interest		$-		$-

Supplemental disclosures for non-cash investing and financing activities:
Common stock issued for note conversion	$		$

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.
Notes to Financial Statements

For the Six Months Ended June 30, 2018

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary International Land Alliance, S.A. de C.V., a company incorporated in Mexico ("ILA Mexico"). ILA Mexico has no assets, no liabilities and minimal expenses as of June 30, 2018. All intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. The Company did not have any cash equivalents as of June 30, 2018 or December 31, 2017.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of June 30, 2018 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2017 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

Revenue Recognition

Net revenue includes product sales, less excise taxes and customer programs and incentives. The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification ("ASC") Topic 606 – Revenue from Contracts with Customers: (i) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted net earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2018 and December 31, 2017, total warrants issued and outstanding convertible into common stock amounted to 827,000 shares and 848,000 shares, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2018 and December 31, 2017. The Company's bank balance did not exceed FDIC insured amounts at June 30, 2018 or at December 31, 2017, respectively.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses for the six months ended June 30, 2018 and December 31, 2017 is summarized as follows:
	Balance	Balance
	June 30, 2018	December 31, 2017

Relative fair market value of plots of land sold	$381,550	$278,061
Payable to an investor/shareholder	0	100,000
Total Accrued Expense	$381,550	$378,061

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

On October 2, 2017, the Company entered into an agreement with this third-party investor and agreed to buy back the 5 (five) plots of land for an agreed sale price of $206,250 due by February 28, 2018. The Company has recorded a loss of $160,213 on the purchase of these 5 (five) plots of land, in the accompany financial statements for the year ended December 31, 2017. The Company has paid $106,250 of the purchase price as of December 31, 2017 and $100,000 remained payable and recorded as accrued expense as of December 31, 2017 (Note 8). The remaining balance of $100,000 was paid during the six months ended June 30, 2018 leaving a $0 balance at June 30, 2018.

The Company recorded accrued expenses the relative fair market value of plots of land sold by the Company to investors in conjunction with the sale of common stock to raise capital (Note 6). Total accrued expenses were $381,550 and $378,061 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 1, 2013, the Company issued 3,750,000 shares of its common stock as founder shares to its Chief Executive Officer valued at its fair value of $3,750. In addition, the Company issued 3,500,000 shares of its common stock as founder shares to its Chief Financial Officer valued at its fair value of $3,500.

On October 1, 2013, the Company executed an agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V., an architectural and planning firm controlled by Roberto Jesus Valdes, one of the Company's officer and director. Pursuant to the terms of the agreement, Grupo Valcas agreed to provide a conceptual site plan for the Oasis Park project which will include buildings and plot layouts, final grades for plots, streets and common areas, drainage, locations of buildings on plots, slab or floor elevations, delineation of off-street parking and open space/recreation areas), as well as construction management for common areas and commercial buildings. Grupo Valcas will also be responsible for obtaining all federal, state and municipal permits required for the project. For its services, Grupo Valcas was paid $100,000 in cash and was issued 28,000 shares of our Series A preferred stock (Note 6) valued at its fair value of $2,260,496 which was recorded as stock-based compensation. Each Series A preferred stock is convertible, at the option of Grupo Valcas at any time, into 100 shares of our common stock. At any time on or before October 1, 2018, the Company has the option to redeem the preferred shares at a price of $100 per share. The Company has not redeemed any preferred stock as of June 30, 2018 and December 31, 2017, respectively.

The Company paid to its Chief Executive Officer consulting fees of $30,000 and $227,000 ($102,000 in cash and 250,000 shares of common stock valued at the its fair market value of $125,000) for six months ended June 30, 2018 and the year ended December 31, 2017 respectively (Note 6). The Company paid to its Chief Financial Officer consulting fees of $66,360 and $264,987 ($139,987 in cash and 250,000 shares of common stock valued at its fair market value of $125,000) for the six months ended June 30, 2018 and year ended December 31, 2017 respectively (Note 6).

The Company paid to its Secretary consulting fees of $25,706 and $155,505 ($30,505 in cash and 250,000 shares of common stock valued at its fair market value of $125,000) for the six months ended June 30, 2018 and year ended December 31, 2017, respectively (Note 6).

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Cash Call, Inc.

On March 19, 2018 the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration.  The note bears interest at 94%, matures on May 1, 2028. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note.  During the six months ended June 30, 2018, the company amortized $209 of the debt discount into interest expense leaving a remaining total debt discount on the note of $7,291 as of June 30, 2018.

On Deck

On April 4, 2018 the Company issued a promissory note to On Deck for $35,000 of cash consideration.  The note bears interest at 94%, matures on January 6, 2019. The Company also recorded a $14,140 debt discount due to origination fees due at the beginning of the note.  During the six months ended June 30, 2018, the company amortized $4,451 of the debt discount into interest expense leaving a remaining total debt discount on the note of $9,689 as of June 30, 2018.

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

NOTE 6 – STOCKHOLDERS' EQUITY

The Company's capitalization at June 30, 2018 was 75,000,000 authorized common shares and 100,000 authorized preferred shares, both with a par value of $0.001 per share.

Common Stock

For Six Months Ended June 30, 2018

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

On January 9, 2018 and February 2, 2018, the Company issued 26,000 shares and 64,000 shares of common stock to a third-party investor for total cash proceeds of $22,500. In conjunction with this sale of shares, the Company also attached and issued 90,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $19,642 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 250%, and discount rate of 1.83%. The total cash proceeds of $22,500 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $12,013; warrants were valued at $10,487.

On January 18, 2018, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $12,500. In conjunction with this sale of shares, the Company also attached and issued 50,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $10,912 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 250%, and discount rate of 1.79%. The total cash proceeds of $12,500 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $6,674; warrants were valued at $5,826.

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

 Warrant Exercise

On June 4, 2018, the Company issued 80,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $8,000. The total cash proceeds of $8,000 was allocated based upon the cash received. As the exercise occurred within the term of the warrant agreement no gain or loss was recognized.

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On January 5, 2018 and March 26, 2018 and April 20, 2018, the Company issued 60,000 shares, 22,000 shares and 28,000 shares of common stock to a third-party investor for cash proceeds of $27,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 110,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $24,226 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 1.83%. The total cash proceeds of $27,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $11,334; warrants were valued at $9,984, and plot of land was valued at $6,182.

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

On February 28, 2018 and May 3, 2018 and June 26, 2018, the Company issued 20,000 shares and 14,000 shares and 36,000 shares of common stock to a third-party investor for total cash proceeds of $35,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 70,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $25,200 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 2.27%. The total cash proceeds of $35,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $16,290; warrants were valued at $11,729, and plot of land was valued at $6,981.

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

On May 1, 2018, the Company issued 75,000 shares of common stock to a third-party investor for cash proceeds of $37,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land). The total cash proceeds of $37,500 was allocated based upon the relative fair market value of the shares, and one (1) promised plot of land in the following amounts: shares were valued at $26,786 and plot of land was valued at $10,714.

On June 22, 2018, the Company issued 75,000 shares of common stock to a third-party investor for cash proceeds of $37,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 75,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $13,037 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 250%, and discount rate of 2.5%. The total cash proceeds of $37,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $21,457; warrants were valued at $7,460, and plot of land was valued at $8,583.

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

As a result of all common stock issuances, the Company has 14,319,901 and 15,433,901 shares of common stock issued and outstanding at December 31, 2017 and June 30, 2018, respectively.

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

At June 30, 2018 and December 31, 2017, 28,000 shares of Series A Preferred Stock were issued and outstanding.

Warrants

A summary of the Company's warrant activity during the six months ended June 30, 2018 and year ended December 31, 2017 is presented below.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,617,333	$0.53	0.54	$206,586
Granted	848,000	0.27	-	-
Exercised	-	-	-	-
Forfeit/Canceled	(1,617,333)	0.53	-	-
Outstanding at December 31, 2017	848,000	$0.27	0.60	$132,548

Exercisable at December 31, 2017	848,000
Granted	509,000	0.27	-	-
Exercised	(80,000)	-	-	-
Forfeit/Canceled	(450,000)	0.21	-	-
Outstanding at June 30, 2018	827,000	$0.34	0.31	$141,696

At June 30, 2018, 827,000 warrants were exercisable into common stock. The exercise price of warrants to convert into common stock ranged from $0.10 to $0.50 per warrant, and term of exercise of warrants was one year from the date of issuance.

At December 31, 2017, 848,000 warrants were exercisable into common stock. The exercise price of warrants to convert into common stock ranged from $0.10 to $0.50 per warrant, and term of exercise of warrants was one year from the date of issuance.

NOTE 7 – INCOME TAX

Income tax expense for the years ended December 31, 2017 and June 30, 2018 is summarized as follows:

	December 31, 2017	June 30, 2018
Deferred:
Federal	$(447,570)	$(404,177)
State	-	-
Change in valuation allowance	447,570	404,177
Income tax expense (benefit)	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rates of 21% and 21%, and the state income tax rates net of federal tax benefit of 0% for the years ended December 31, 2017 and June 30, 2018, respectively, to the income taxes reflected in the Statements of Operations:

	December 31, 2017	June 30, 2018

Book Income (loss)	21%	21%
State taxes	-%	-%
Total	21%	21%
Valuation allowance	-21%	-21%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and June 30, 2018 are as follows:

	December 31, 2017	June 30, 2018
Deferred tax assets:
Net operating loss carry forward	$2,131,286	$1,924,653
Total gross deferred tax assets	2,131,286	1,924,653
Less - valuation allowance	(2,131,286)	(1,924,653)
Net deferred tax assets	$—	$—

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

NOTE 8 – DEBT

Cash Call, Inc.

On March 19, 2018 the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration.  The note bears interest at 94%, matures on May 1, 2028. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note.  During the six months ended June 30, 2018, the company amortized $209 of the debt discount into interest expense leaving a remaining total debt discount on the note of $7,291 as of June 30, 2018.

On Deck Capital

On April 4, 2018 the Company issued a promissory note to On Deck for $35,000 of cash consideration.  The note bears interest at 94%, matures on January 6, 2019. The Company also recorded a $14,140 debt discount due to origination fees due at the beginning of the note.  During the six months ended June 30, 2018, the company amortized $4,451 of the debt discount into interest expense leaving a remaining total debt discount on the note of $9,689 as of June 30, 2018.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the subsequent events through August 13, 2018, the date which the financial statements were available to be issued noting no items, except the following, that would impact the accounting for events or transactions in the current period or require additional disclosures.

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On July 12, 2018, the Company issued 30,000 shares of common stock to a third-party investor for cash proceeds of $15,000.

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

As of June 30, 2018, we had:

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

Results of Operations for the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

We did not record any revenues for the three months ended June 30, 2018 and three months ended June 30, 2017. Total operating expenses recorded for the three months ended June 30, 2018 were $175,557 and interest expense of $35,712 compared to $53,798 for the three months ended June 30, 2017. We had a net loss during the three months ended June 30, 2018, of $(211,269); and a net loss of $(53,798) during the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

We did not record any revenues for the six months ended June 30, 2018 and six months ended June 30, 2017. Total operating expenses recorded for the six months ended June 30, 2018 were $396,635 and interest expense of $48,054 compared to $126,853 for the six months ended June 30, 2017. We had a net loss during the six months ended June 30, 2018, of $(444,689); and a net loss of $(126,853) during the six months ended June 30, 2017.

Capital Resources and Liquidity

Cash and cash equivalents were $47,876 and $13,678 as of June 30, 2018 and December 31, 2017, respectively. As shown in the accompanying financial statements, we recorded a loss of $211,269 and $53,798 for the three months ended June 30, 2018 and three months ended June 30, 2017, respectively. Our working capital deficit as of June 30, 2018 was $402,980 and net cash flows used in operating activities for six months ended June 30, 2018 were $(511,489).

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2018 was $(511,489) which resulted primarily due to net loss of $(444,689). Net cash flows used in operating activities for the six months ended June 30, 2017 was $(135,552) which resulted due to the net loss of $(126,853) and decrease in accounts payable of $8,699.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2018 was $545,687 primarily from cash proceeds from sale of common stocks and warrants and plots of land promised to investors, net of expenses of $362,500 and cash proceeds from note payable of $112,079. Net cash flows provided by financing activities for the six months ended June 30, 2017 was $85,000 primarily form cash proceeds from sale of common stock and warrants of $47,500, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $37,500.

As a result of these activities, we experienced a increase in cash and cash equivalents of $34,198 for the six months ended June 30, 2018, and a decrease in cash and cash equivalents of $50,552 for the six months ended June 30, 2017, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Capital Resources and Liquidity

Cash and cash equivalents were $47,876 and $13,678 as of June 30, 2018 and December 31, 2017, respectively. As shown in the accompanying financial statements, we recorded a loss of $444,689 and $126,853 for the six months ended June 30, 2018 and the six months ended June 30, 2017, respectively. Our working capital deficit at June 30, 2018 was $402,980 and net cash flows used in operating activities for six months ended June 30, 2018 were $(511,489). These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2018 was $(511,489) which resulted primarily due to a net loss of $(444,689) and increase in accrued expenses of $94,402. Net cash flows used in operating activities for the six months ended June 30, 2017 was $(135,552) which resulted due to the loss of $126,853, decrease in accounts payable of $8,699.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2018 was $545,687 primarily from cash proceeds from sale of common stocks and warrants of $71,000, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $362,500, cash proceeds from warrant exercise of $8,000 and cash proceeds from note payable of $112,079. Net cash flows provided by financing activities for the six months ended June 30, 2017 was $85,000 primarily form cash proceeds from sale of common stock and warrants of $47,500, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $37,500.

As a result of these activities, we experienced a increase in cash and cash equivalents of $34,198 for the six months ended June 30, 2018, and a decrease in cash and cash equivalents of $50,552 for the six months ended June 30, 2017, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

We have no agreements in place with our shareholders, officers and directors or with any third parties to fund operations. We have not negotiated nor has available to us any other third-party sources of liquidity. Other than the acquisition development of future resort properties in Mexico, we do not anticipate any material capital requirements for the twelve months ending December 31, 2018.

Off-balance Sheet Arrangements

Since our inception through June 30, 2018, we have not engaged in any off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, 2018, the Company issued 28,000 shares of common stock to a third-party investor for cash proceeds of $7,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 28,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance.

On April 30, 2018, the Company issued 150,000 shares of common stock to two (2) third-party investors for cash proceeds of $37,500 each. In conjunction with this sale of shares, the Company also attached two (2) plots of land (the title to which not currently owned by the Company as its promise to transfer title to each one of the investors once the Company owns the land).

On May 1, 2018, the Company issued 75,000 shares of common stock to a third-party investor for cash proceeds of $37,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to each one of the investors once the Company owns the land).

On May 3, 2018, the Company issued 14,000 shares of common stock to a third-party investor for cash proceeds of $7,000.  In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 14,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance.

On June 4, 2018, the Company issued 80,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $8,000.

On June 22, 2018, the Company issued 75,000 shares of common stock to a third-party investor for cash proceeds of $37,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 75,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance.

On June 26, 2018, the Company issued 36,000 shares of common stock to a third-party investor for cash proceeds of $18,000. In conjunction with this sale of shares and issued 36,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance.

On July 12, 2018, the Company issued 30,000 shares of common stock to a third-party investor for cash proceeds of $15,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 30,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance.

All of the securities set forth above were sold pursuant to exemptions from registration under Section 4(2) and/or Reg. S of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. No general advertising or solicitation was used. And the investors were purchasing the Shares for investment purposes only, without a view to resale. All issued securities were affixed with appropriate legends restricting sales and transfers.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company's Quarterly report for the period ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 20, 2018	International Land Alliance, Inc.

/s/ Roberto Jesus Valdes
		By:	Roberto Jesus Valdes, Chief Executive Officer President, Principal Executive Officer