Form 10-Q/A
period 2018-06-30
International Land Alliance Inc.
filed 2018-08-23
CIK 1657214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated June 30, 2018, only furnishes the XBRL presentation not filed with the Form 10Q submitted on August 20, 2018. No other changes, revisions, or updates were made to this amended filing.

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

Dated:	August 21 , 2018	International Land Alliance, Inc.

/s/ Roberto Jesus Valdes
		By:	Roberto Jesus Valdes, Chief Executive Officer President, Principal Executive Officer