Form 10-Q
period 2018-09-30
International Land Alliance Inc.
filed 2018-11-30
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sep. 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to_____________

Commission file number: 333-209484

INTERNATIONAL LAND ALLIANCE, INC.

(Exact name of registrant as specified in its charter)

Wyoming	46-3752361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 10TH Avenue, Suite 1000, San Diego, California 92101

(Address of principal executive offices) (Zip Code)

(877) 661-4811

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 29, 2018: there were 15,877,901 common shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS

Current Assets:
Cash	$23,616	$13,678
Total Current Assets	$23,616	$13,678

LIABILITIES & SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$12,246	$5,224
Accrued expenses	392,477	378,061
Promissory Note - Current, Net	43,738	-
Convertible Notes Payable	50,000	-
Total Current Liabilities	498,461	383,285

Promisory Note - Non-Current, Net	$67,886	-
Total Non-Current Liabilities	$67,886	-

TOTAL LIABILITIES	$566,347	383,285

Commitments and Contingencies (Note 5)

SHAREHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value; 100,000 shares authorized; 28,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	28	28
Common Stock, $0.001 par value; 75,000,000 shares authorized; 15,433,901 shares issued and 14,319,901 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	15,654	14,320
Additional paid in capital	4,694,858	4,313,510
Accumulated deficit	(5,253,271)	(4,697,465)
TOTAL SHAREHOLDERS’ DEFICIT	(542,731)	(369,607)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$23,616	$13,678

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

OPERATING EXPENSES
General & administrative	89,374	232,174	485,209	359,027
Total Operating Expenses	89,374	232,174	485,209	359,027

OPERATING LOSS	(89,374)	232,174	(485,209)	(359,027)

OTHER EXPENSE
Interest Expense	(21,743)	-	(69,797)	-
Total Other Expense	(21,743)	-	(69,797)	-

NET LOSS	$(111,117)	$232,174	$(555,806)	$(359,027)

Net loss per share - basic and fully diluted	$(0.01)	$(0.02)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	15,559,010	12,164,849	15,153,379	11,583,805

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2018		September 30, 2017

Cash Flows from Operating Activities:
Net loss		$(555,806)		$(359,027)

Adjustments to reconcile net loss to net used in operating activities:
Amortization of debt discount		14,725		-
Changes in operating assets and liabilities:
Accounts payable		7,022		(17,185)
Accrued expenses		(94,402)		-
Net cash used in Operating Activities		(628,461)		(376,212)

Cash Flows from Investing Activities

Cash Flows from Financing Activities
Cash proceeds from sale of common stock and warrants		81,000		290,962
Cash proceeds from sale of common stock, warrants and plots of land promised, net		402,500		47,500
Cash proceeds from warrant exercise		8,000		-
Cash proceeds from note payable, net		119,999		-
Cash proceeds from convertible notes payable, net		50,000
Cash payments on note payable		(23,100)		-
Net cash provided by financing activities		638,399		338,462

Net (decrease) increase in cash and cash equivalents		9,938		(37,750)

Cash and cash equivalents, beginning of the period		13,678		58,550

Cash and cash equivalent, end of the period		$23,616		$20,800

Supplemental disclosures of cash flow information:
Cash paid for income taxes		$-		$-
Cash paid for interest		$-		$-

Supplemental disclosures for non-cash investing and financing activities:
Common stock issued for note conversion	$		$

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

For the Nine Months Ended September 30, 2018

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations

International Land Alliance, Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on September 26, 2013 (inception). The Company is a residential land development company with target properties located in the Baja California, Norte region of Mexico. The Company has a 100% equity interest in International Land Alliance, S.A. de C.V., a corporation organized in Mexico. The Company’s principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building plots, securing financing for the purchase of the plots, improving the properties infrastructure and amenities, and selling the plots to homebuyers, retirees, investors and commercial developers.

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated recurring losses and a working capital deficit and anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements presented in this report are the financial reports of International Land Alliance, Inc.

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The consolidated financial statements present the Balance Sheet, Statements of Operations, Shareholders’ Deficit and Cash Flows of the Company. These consolidated financial statements are presented in United States dollars. The accompanying audited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”). ILA Mexico has no assets, no liabilities and minimal expenses as of September 30, 2018. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of accounts receivables, valuation of long-lived assets, accounts payable and accrued liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company did not have any cash equivalents as of September 30, 2018 or December 31, 2017.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and note payable to a third party. Pursuant to ASC 820, “Fair Value Measurements and Disclosures” and ASC 825, “Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The following table presents assets and liabilities that were measured and recognized at fair value as of September 30, 2018 on a recurring basis:

Description	Level 1	Level 2	Level 3
Convertible notes payable, net	$-	$50,000	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2017 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

Revenue Recognition

Net revenue includes product sales, less excise taxes and customer programs and incentives. The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers: (i) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company follows the provisions of ASC 740, “Income Taxes”. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management makes estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required. The Company does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2018 and December 31, 2017, total warrants issued and outstanding convertible into common stock amounted to 939,000 shares and 848,000 shares, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2018 and December 31, 2017. The Company’s bank balance did not exceed FDIC insured amounts at September 30, 2018 or at December 31, 2017, respectively.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18 noting it will only impact the Company to the extent it has restricted cash in the future.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating this guidance to determine the impact it may have on its financial statements.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses for the nine months ended September 30, 2018 and December 31, 2017 is summarized as follows:

	Balance	Balance
	September 30, 2018	December 31, 2017

Relative fair market value of plots of land sold	$392,477	$278,061
Payable to an investor/shareholder	0	100,000
Total Accrued Expense	$392,477	$378,061

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

The Company recorded accrued expenses the relative fair market value of plots of land sold by the Company to investors in conjunction with the sale of common stock to raise capital (Note 6). Total accrued expenses were $392,477 and $378,061 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On October 1, 2013, the Company issued 3,750,000 shares of its common stock as founder shares to its Chief Executive Officer valued at its fair value of $3,750. In addition, the Company issued 3,500,000 shares of its common stock as founder shares to its Chief Financial Officer valued at its fair value of $3,500.

On October 1, 2013, the Company executed an agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V., an architectural and planning firm controlled by Roberto Jesus Valdes, one of the Company’s officer and director. Pursuant to the terms of the agreement, Grupo Valcas agreed to provide a conceptual site plan for the Oasis Park project which will include buildings and plot layouts, final grades for plots, streets and common areas, drainage, locations of buildings on plots, slab or floor elevations, delineation of off-street parking and open space/recreation areas), as well as construction management for common areas and commercial buildings. Grupo Valcas will also be responsible for obtaining all federal, state and municipal permits required for the project. For its services, Grupo Valcas was paid $100,000 in cash and was issued 28,000 shares of our Series A preferred stock (Note 6) valued at its fair value of $2,260,496 which was recorded as stock-based compensation. Each Series A preferred stock is convertible, at the option of Grupo Valcas at any time, into 100 shares of our common stock. At any time on or before October 1, 2018, the Company has the option to redeem the preferred shares at a price of $100 per share. The Company has not redeemed any preferred stock as of September 30, 2018 and December 31, 2017, respectively.

The Company paid to its Chief Executive Officer consulting fees of $32,505 and $227,000 ($102,000 in cash and 250,000 shares of common stock valued at the its fair market value of $125,000) for nine months ended September 30, 2018 and the year ended December 31, 2017 respectively (Note 6). The Company paid to its Chief Financial Officer consulting fees of $96,723 and $264,987 ($139,987 in cash and 250,000 shares of common stock valued at its fair market value of $125,000) for the nine months ended September 30, 2018 and year ended December 31, 2017 respectively (Note 6). The Company paid to its Secretary consulting fees of $33,706 and $155,505 ($30,505 in cash and 250,000 shares of common stock valued at its fair market value of $125,000) for the nine months ended September 30, 2018 and year ended December 31, 2017, respectively (Note 6).

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

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2018 was 75,000,000 authorized common shares and 100,000 authorized preferred shares, both with a par value of $0.001 per share.

Common Stock

For Nine Months Ended September 30, 2018

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

On February 13, 2018, the Company issued 30,000 shares of common stock to a third-party investor for cash proceeds of $15,000. In conjunction with this sale of shares, the Company also attached and issued 30,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $8,731 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 2.33%. The total cash proceeds of $15,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $10,750; and warrants were valued at $4,250.

On September 12, 2018, the Company issued 20,000 shares of common stock to a third-party investor for cash proceeds of $10,000. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $3,400 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 238%, and discount rate of 1.95%. The total cash proceeds of $10,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $7,463; and warrants were valued at $ 2,537.

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

On July 12, 2018 and August 3, 2018 and August 24, 2018, the Company issued 75,000 shares and 25,000 shares and 100,000 shares of common stock to a third-party investor for total cash proceeds of $40,000. In conjunction with this sale of shares, the Company also attached two (2) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 200,000 warrants at an exercise price of $0.20 per share, exercisable over a term of one year from the date of issuance. The fair market value of $39,819 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.20, expected term of one year, expected volatility of 238%, and discount rate of 2.33%. The total cash proceeds of $40,000 was allocated based upon the relative fair market value of the shares, warrants and two (2) promised plots of land in the following amounts: shares were valued at $14,569; warrants were valued at $14,504, and plot of land was valued at $10,927.

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

As a result of all common stock issuances, the Company has 14,319,901 and 15,653,901 shares of common stock issued and outstanding at December 31, 2017 and September 30, 2018, respectively.

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

At September 30, 2018 and December 31, 2017, 28,000 shares of Series A Preferred Stock were issued and outstanding.

Warrants

A summary of the Company’s warrant activity during the nine months ended September 30, 2018 and year ended December 31, 2017 is presented below.

	Number of	Weighted Average Exercise	Weighted Average Remaining Contract Term	Aggregate Intrinsic
	Warrants	Price	(Year)	Value

Outstanding at December 31, 2016	1,617,333	$0.53	0.54	$206,586
Granted	848,000	0.27	-	-
Exercised	-	-	-	-
Forfeit/Canceled	(1,617,333)	0.53	-	-
Outstanding at December 31, 2017	848,000	$0.27	0.60	$132,548

Granted	729,000	0.27	-	-
Exercised	(80,000)	-	-	-
Forfeit/Canceled	(558,000)	0.21	-	-
Outstanding at September 30, 2018	939,000	$0.34	0.31	$141,696

At September 30, 2018, 939,000 warrants were exercisable into common stock. The exercise price of warrants to convert into common stock ranged from $0.10 to $0.50 per warrant, and term of exercise of warrants was one year from the date of issuance.

At December 31, 2017, 848,000 warrants were exercisable into common stock. The exercise price of warrants to convert into common stock ranged from $0.10 to $0.50 per warrant, and term of exercise of warrants was one year from the date of issuance.

NOTE 7 – INCOME TAX

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rates of 21% and 21%, and the state income tax rates net of federal tax benefit of 0% for the years ended December 31, 2017 and September 30, 2018, respectively, to the income taxes reflected in the Statements of Operations:

	December 31, 2017	September 30, 2018
Book Income (loss)	21%	21%
State taxes	0%	0%
Total	21%	21%
Valuation allowance	(21)%	(21)%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and September 30, 2018 are as follows:

	December 31, 2017	September 30, 2018
Deferred tax assets:
Net operating loss carry forward	$1,691,257	$2,232,338
Total gross deferred tax assets	355,164	468,791
Less - valuation allowance	(355,164)	(468,791)
Net deferred tax assets	$—	$—

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

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2017, tax years 2014, 2015, 2016 and 2017 remain open for examination by the IRS and California. The Company has received no notice of audit from the Internal Revenue Service or California for any of the open tax years.

NOTE 8 – DEBT

Cash Call, Inc.

On March 19, 2018 the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on May 1, 2028. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note. During the nine months ended September 30, 2018, the company amortized $396 of the debt discount into interest expense leaving a remaining total debt discount on the note of $7,104 as of September 30, 2018.

On Deck

On April 4, 2018 the Company issued a promissory note to On Deck for $35,000 of cash consideration. The note bears interest at 94%, matures on January 6, 2019. The Company also recorded a $14,140 debt discount due to origination fees due at the beginning of the note. During the nine months ended September 30, 2018, the company amortized $9,270 of the debt discount into interest expense leaving a remaining total debt discount on the note of $4,870 as of September 30, 2018.

Yellowstone

On August 9, 2018 the Company issued a promissory note to Yellowstone for $12,325 of cash consideration. The note bears interest at 25%, matures on December 9, 2018. The Company also recorded a $4,540 debt discount due to origination fees due at the beginning of the note. During the nine months ended September 30, 2018, the company amortized $1,935 of the debt discount into interest expense leaving a remaining total debt discount on the note of $2,605 as of September 30, 2018.

EBF

On August 10, 2018 the Company issued a promissory note to EBF for $21,750 of cash consideration. The note bears interest at 15%, matures on December 10, 2018 The Company also recorded a $7,475 debt discount due to origination fees due at the beginning of the note. During the nine months ended September 30, 2018, the company amortized $3,125 of the debt discount into interest expense leaving a remaining total debt discount on the note of $4,350 as of September 30, 2018.

Sylva International

On September 18, 2018 the Company issued a convertible note to Sylva International for $25,000 of cash consideration. The notes are convertible into common stock at a fixed price of $0.50 per share. The note bears interest at 24%, matures on October 19, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price.

On September 18, 2018 the Company issued a convertible note to Sylva International for $25,000 of cash consideration. The notes are convertible into common stock at a fixed price of $0.50 per share. The note bears interest at 24%, matures on December 19, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the subsequent events through November 22, 2018, the date which the financial statements were available to be issued noting no items, except the following, that would impact the accounting for events or transactions in the current period or require additional disclosures.

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On October 15, 2018, the Company issued 32,000 shares of common stock to a third-party investor for cash proceeds of $3,200.

On October 30, 2018, the Company issued 60,000 shares of common stock and one (1) plot of land to a third-party investor for cash proceeds of $30,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

International Land Alliance, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Wyoming on September 26, 2013. We are based in San Diego, California. We are a residential land development company with target properties located primarily in the Baja California Norte region of Mexico. Our principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building lots, securing financing for the purchase of the lots, improving the properties’ infrastructure and amenities, and selling the lots to homebuyers, retirees, investors and commercial developers. We offer the option of financing (i.e. taking a promissory note from the buyer for all or part of the purchase price) with a guaranteed acceptance on any purchase for every customer.

As of September 30, 2018, we had:

●	Conducted market research to identify potential home buyers in the United States, Canada, Europe, and Asia. Developed marketing materials in print media and online;

●	Developed an interactive website for visitors to view condominium and villa options and allow customization;

Plan of Operations

The following is our plan of operation for the two years ending December 31, 2019, all of which will involve the Oasis Park resort:

Activity	Estimated Cost	Estimated Months to Complete (1)

Create website search engine optimization and search engine marketing campaigns. Create online help center with live chat functionality.	$5,000	One

Submit a formal subdivision application to local government authority	$50,000	Three

Create all technical and engineering drawings for review and approval	$25,000	Twelve

Acquire title and then have all lots formally created with Tax I.D. numbers, obtain required construction bonds	$50,000	Four

Construction of unpaid interior roads on future property		Six

Continue sale of promises to provide lots	Commissions only, no cost to Company	N/A

Construction of model home	$200,000	Three

Construction of marina including docks, clubhouse and storage	$200,000	Four

(1)	The time to complete each phase listed below will begin when funding for that phase is obtained.

If we are unable to raise the capital as required by our Plan of Operations, our acquisition of property may need to be changed.

Results of Operations for the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

We did not record any revenues for the three months ended September 30, 2018 and three months ended September 30, 2017. Total operating expenses recorded for the three months ended September 30, 2018 were $89,374 and interest expense of $21,743 compared to $232,174 for the three months ended September 30, 2017. We had a net loss during the three months ended September 30, 2018, of $(111,117); and a net loss of $(232,174) during the three months ended September 30, 2017.

Results of Operations for the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

We did not record any revenues for the nine months ended September 30, 2018 and nine months ended September 30, 2017. Total operating expenses recorded for the nine months ended September 30, 2018 were $486,009 and interest expense of $69,797 compared to $359,027 for the nine months ended September 30, 2017. We had a net loss during the nine months ended September 30, 2018, of $(555,806); and a net loss of $(359,027) during the nine months ended September 30, 2017.

Capital Resources and Liquidity

Cash and cash equivalents were $23,616 and $13,678 as of September 30, 2018 and December 31, 2017, respectively. As shown in the accompanying financial statements, we recorded a loss of $111,117 and $232,174 for the three months ended September 30, 2018 and three months ended September 30, 2017, respectively. Our working capital deficit as of September 30, 2018 was $474,845 and net cash flows used in operating activities for nine months ended September 30, 2018 were $(628,461).

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2018 was $(628,461) which resulted primarily due to net loss of $(555,806). Net cash flows used in operating activities for the nine months ended September 30, 2017 was $(376,212) which resulted due to the net loss of $(359,027) and decrease in accounts payable of $17,185.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2018 was $638,399 primarily from cash proceeds from sale of common stocks and warrants and plots of land promised to investors, net of expenses of $402,500 and cash proceeds from note payable of $119,999, and cash proceeds from convertible notes payable of $50,000. Net cash flows provided by financing activities for the nine months ended September 30, 2017 was $338,462 primarily form cash proceeds from sale of common stock and warrants of $290,962, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $47,500.

As a result of these activities, we experienced a increase in cash and cash equivalents of $9,938 for the nine months ended September 30, 2018, and a decrease in cash and cash equivalents of $(37,750) for the nine months ended September 30, 2017, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

Capital Resources and Liquidity

Cash and cash equivalents were $23,616 and $13,678 as of September 30, 2018 and December 31, 2017, respectively. As shown in the accompanying financial statements, we recorded a loss of $555,806 and $359,027 for the nine months ended September 30, 2018 and the nine months ended September 30, 2017, respectively. Our working capital deficit at September 30, 2018 was $474,845 and net cash flows used in operating activities for nine months ended September 30, 2018 were $(628,461). These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2018 was $(628,461) which resulted primarily due to a net loss of $(555,806) and decrease in accrued expenses of $94,402. Net cash flows used in operating activities for the nine months ended September 30, 2017 was $(376,212) which resulted due to the loss of $359,027, decrease in accounts payable of $17,185.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2018 was $638,399 primarily from cash proceeds from sale of common stocks and warrants of $81,000, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $402,500, cash proceeds from warrant exercise of $8,000 and cash proceeds from note payable of $119,999 and cash proceeds from convertible note payable of $50,000. Net cash flows provided by financing activities for the nine months ended September 30, 2017 was $338,462 primarily form cash proceeds from sale of common stock and warrants of $290,962, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $47,500.

As a result of these activities, we experienced an increase in cash and cash equivalents of $9,938 for the nine months ended September 30, 2018, and a decrease in cash and cash equivalents of $37,750 for the nine months ended September 30, 2017, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

We have no agreements in place with our shareholders, officers and directors or with any third parties to fund operations. We have not negotiated nor has available to us any other third-party sources of liquidity. Other than the acquisition development of future resort properties in Mexico, we do not anticipate any material capital requirements for the twelve months ending December 31, 2018.

Off-balance Sheet Arrangements

Since our inception through September 30, 2018, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

On August 3, 2018, the Company issued 25,000 shares of common stock to a third-party investor for cash proceeds of $5,000. In conjunction with this sale of shares, the Company also issued 30,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance.

On August 24, 2018, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $20,000. In conjunction with this sale of shares, the Company and also issued 30,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance.

On September 12, 2018, the Company issued 20,000 shares of common stock to a third-party investor for cash proceeds of $10,000. In conjunction with this sale of shares, the Company also issued 30,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance.

On October 15, 2018, the Company issued 32,000 shares of common stock to a third-party investor for cash proceeds of $3,200.

On October 30, 2018, the Company issued 60,000 shares of common stock and one (1) plot of land to a third-party investor for cash proceeds of $30,000.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 30, 2018	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
Roberto Jesus Valdes,
Chief Executive Officer
President, Principal Executive Officer

