Form 10-K
period 2018-12-31
International Land Alliance Inc.
filed 2019-04-24
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a small. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was $2,658,204.

As of April 18, 2019, there were 16,885,101 shares of Common Stock, $0.001 par value, outstanding.

Documents Incorporated By Reference. None.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward- looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1. Description of Business.

We are based in San Diego, California, and were incorporated in Wyoming on September 26, 2013. On June 30, 2011, International Land Alliance, SA De CV (“ILA Mexico”) was formed as a Mexican corporation to acquire from Baja Residents Club, S.A., a Mexican corporation, 497 acres south of San Felipe, Baja, California, known as the Oasis Park project and 20 acres in Ensenada, Baja, California, known as the Valle Divino project. The acquisition of title to the land for both projects is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land from Baja Residents Club will be approved within the next 60 days, there is no assurance that such transfer of title will be approved in that time frame or at all. On October 1, 2013 Roberto Jesus Valdez, Jason A. Sunstein and Elizabeth Roemer transferred their interest in Oasis Park and Valle Divino real estate projects to ILA Mexico in exchange for 7,500 shares of ILA Mexico. On October 1, 2013, we issued 3,750,000 shares of our common stock to Roberto Jesus Valdez, 3,750,000 shares of our common stock to Jason Sunstein and 1,000,000 shares of our common stock to Elizabeth Roemer in exchange for all of the outstanding shares of ILA Mexico.

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

Industry Overview

Mexico’s real estate industry has been experiencing a new wave of growth brought about by the creation of investment trusts, significant changes in regulations, competitive land prices and the economic development of new business centers across the country.

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

In addition to U.S. and Canadian citizens, Baja California has seen a noticeable increase in business from Japan and Europe. With the interest in Baja expected to continue along with Mexico’s overall economic growth, we will be well positioned to offer prospective homebuyers and investors a luxurious residence with breathtaking views for an affordable price.

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

The Company is also subject to competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. Some of the world’s most recognized lodging, hospitality and entertainment companies have begun to develop and sell resort properties in the Baja California area. Many of these entities possess significantly greater financial, marketing and other resources than those of the Company. Management believes that recent regulatory developments in the electricity industry and overall growth in the Mexican economy will increase competition in the real estate investment industry.

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

Additionally, the Mexican real estate industry is subject to substantially different regulation than the U.S. real estate industry. The Mexican constitution of 1917 prohibited foreign ownership of residential real property within approximately 31 miles (approximately 50 km) of any coastline and 62 miles (approximately 100 km) of its natural borders. All of Baja California is included in this “restricted zone.” In 1971 (further expanded in 1989 and 1993) provisions were made for a mechanism that would allow foreigners to own property in the “restricted zone.” Within the “restricted zone,” a foreigner can purchase the beneficial interest in real property through a bank trust or “fideicomiso.” Thus, virtually all property in Mexico is available for purchase by foreigners, keeping in mind that the fideicomiso, or bank trust, must be used when acquiring property within the restricted zone.

In this bank trust, the buyer of the property is designated as the “fideicomisario” or the beneficiary of the trust. While legal title is held by the bank, (specifically the trustee of the trust or the “fiduciario,”) the trustee must administer the property in accordance with the instructions of the buyer (the beneficiary of the trust). The property is not an asset of the bank and the trustee is obligated to follow every lawful instruction given by the beneficiary to perform legal actions, i.e. rent it, make improvements, sell it, etc.

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

None of our employees are currently bound by agreements for any specific employment term or covenants not to compete. However, we may enter into employment agreements with these persons which will have appropriate non-competition provisions.

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

Our auditor has indicated in its report that our lack of revenues raises substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing, we may be required to cease or curtail our operations.

Our Certificate of Incorporation and Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Certificate of Incorporation generally limits our officers’ and directors’ personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Certificate of Incorporation and Bylaws, provide indemnification for our officers and directors to the fullest extent authorized by the Wyoming Business Corporation Act against all expense, liability, and loss, including attorney’s fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a “Proceeding”) to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he is or was an officer or director of the Company, or is or was serving at the request of the Company whether the basis of the Proceeding is an alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company. Such an indemnification payment might deplete the Company’s assets. Stockholders who have questions regarding the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended, and the rules and regulations there under, is against public policy and therefore unenforceable.

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

We are dependent on the sale of our securities to fund our operations and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees. There can be no guarantee that we will be able to successfully sell our equity or debt securities.

The Company has accumulated deficit of $5,378,872 and $4,697,465 as of December 31, 2018 and 2017, respectively.

The Company has never operated at a profit and its loss for the year-ended December 31, 2018 was $681,407. This loss and deficit may impact the future of the Company in many ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good market price.

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

The Company intends to acquire properties and thereafter, the Company intends to construct and develop proposed resort properties as well as other residential and commercial property. There can be no assurance that the Company will complete the expected development plans or undertake to develop other resorts or complete such development if undertaken. Risks associated with the Company’s development and construction activities may include the risks that: (i) acquisition and/or development opportunities may be abandoned; (ii) construction costs of a property may exceed original estimates, possibly making the resort uneconomical or unprofitable; and (iii) construction may not be completed on schedule, resulting in decreased revenues and increased interest expense. In addition, the Company’s construction activities will typically be performed by third-party contractors, the timing, quality and completion of which the Company will be unable to control.

Investors will have no discretion in management’s real estate investment decisions.

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

We may develop properties, including unimproved real properties, upon which we will construct improvements. We may be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment.

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

Moreover, substantial development activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our other operations.

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

The Company carries unsecured promissory notes. Debt financing carries many risks, including: refinancing difficulties, loss of mortgaged properties, reduced ability to obtain new financing and increases in interest. We may choose to use debt financing in connection with future properties. If we cannot meet our secured debt obligations, the lender could take the collateral and we would lose both the secured property and the income, if any, it produces. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations. We could have to pay substantial legal costs in connection with foreclosure of a property, and thus be subject to a deficiency judgment if the foreclosure sale amount is insufficient to satisfy the mortgage.

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

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as trade compliance and economic sanctions laws and regulations. Our failure to comply with these laws and regulations could subject us to civil and criminal penalties, harm our reputation and materially adversely affect our business, financial condition and results of operations.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our common stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Our Chief Executive Officer and Director Roberto Valdes, and Jason A. Sunstein Family Investments, LLC, controlled by our Vice President and Director Jason Sunstein, together own 7,750,000 shares of common stock, or approximately 46% of our outstanding voting securities. As a result, currently, and after the offering, they will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Because our Directors hold a majority of our shares of common stock, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on the operating effectiveness of the Company’s Internal Controls over financial reporting for the year ending December 31 following the year in which this registration statement is declared effective. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our Directors, Roberto Valdes and Jason Sunstein, control approximately 46% of our outstanding voting securities, and will continue to own the majority of our voting securities after the offering, it may not be possible to have adequate internal controls. We cannot predict what affect this will have on our stock price.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. As of the date of this report we had 16,885,101 shares of common stock outstanding. Accordingly, we may issue approximately 58,114,899 additional shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Implications of Being an Emerging Growth Company.

As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

●	a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis included in an initial public offering registration statement;
●	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;
●	an exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal controls over financial reporting;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; an
●	reduced disclosure about the emerging growth company’s executive compensation arrangements

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On March 5, 2019, the Company received its trading symbol from FINRA “ILAL”. On April 4, 2019, the Company was approved to have its common stock traded on the OTCQB. On April 12, 2019, the Company became eligible for electronic clearing and settlement through the Depository Trust Company (“DTC”) in the United States.

As of April 18, 2019, there were 65 holders of record of our common stock. As of such date, 16,885,101 shares of our common stock were issued and outstanding.

Repurchases of Equity Securities

None.

Penny Stock Considerations

The trading of our common stock is deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

●	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

●	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

Recent Sales of Unregistered Securities

Between January 28, 2019 and April 9, 2019, the Company sold 185,000 shares of its common stock, together with 150,000 warrants and 3 real estate lots to nine investors for an aggregate purchase price of $92,500.

Between January 28, 2019 and April 9, 2019, the Company issued 185,000 shares of common stock in a warrant exercise to five (5) third-party investors for cash proceeds of $60,000.

Between January 28, 2019 and April 9, 2019, the Company sold 30,000 shares of its common stock together with 30,000 warrants to two (2) investors for an aggregate purchase price of $12,500.

All of the issuances by us of our unregistered securities were made in reliance upon Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). No commissions were paid relating to the issuance of the securities. The entities or individuals listed above that purchased the unregistered securities were known to us and our management, through pre-existing business relationships. They were provided access to all material information, all information necessary to verify such information, and our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Additional Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our internet website address is https://ila.company.

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Overview

As of December 31, 2018, we had:

●	Conducted market research to identify potential home buyers in the United States, Canada, Europe, and Asia. Developed marketing materials in print media and online;

●	Developed an interactive website for visitors to view condominium and villa options and allow customization;

Results of Operations for the years ended December 31, 2018 and 2017

We did not record any revenues for the year ended December 31, 2018. Total operating expenses recorded for the year ended December 31, 2018 were $683,453 consisting of $203,589 relating to consulting fees paid to related parties, professional fees for legal and accounting were $72,094, construction related expense for Oasis Park Resort and Rancho Tecate of $36,315, and other general and administrative expense of $371,455. As a result, we recorded a total loss of $681,407 for the year ended December 31, 2018.

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

Capital Resources and Liquidity

Cash and cash equivalents were $971 and $13,678 at December 31, 2018 and 2017, respectively. As shown in the accompanying financial statements, we recorded a loss of $681,407 and $1,390,518 for the years ended December 31, 2018 and 2017, respectively. Our working capital deficit at December 31, 2018 was $496,874 and net cash flows used in operating activities for the year ended December 31, 2018 were $734,603. These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2018 was $734,603 which resulted primarily due to the loss of $681,407 offset by debt discount amortization expense of $29,232, increase in accounts payable of $11,974 and decrease in accrued expenses of $94,402. Net cash flows used in operating activities for the year ended December 31, 2017 was $698,099 which resulted primarily due to the loss of $1,390,518 offset by non-cash stock- based compensation expense of $621,125, decrease in accounts payable of $13,435 and increase in accrued expenses of $84,729.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2018 was $721,896 primarily from cash proceeds from sale of common stocks and warrants of $81,000, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $550,920, cash proceeds from warrant exercise of $11,200 and cash proceeds from note payable of $124,654 and cash proceeds from convertible note payable of $50,000. Net cash flows provided by financing activities for the year ended December 31, 2017 was $653,227 primarily from cash proceeds from sale of common stocks and warrants of $156,727, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $496,500.

As a result of these activities, we experienced a decrease in cash and cash equivalents of $12,707 for the year ended December 31, 2018, and a decrease in cash and cash equivalents of $44,872 for the year ended December 31, 2017, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

We have no agreements in place with our shareholders, officers and directors or with any third parties to fund operations. We have not negotiated nor has available to us any other third-party sources of liquidity. Other than the acquisition development of future resort properties in Mexico, we do not anticipate any material capital requirements for the twelve months ending December 31, 2018.

Off-balance Sheet Arrangements

Since our inception through December 31, 2018, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-1.

INTERNATIONAL LAND ALLIANCE, INC. INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of International Land Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Land Alliance, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

April 24, 2019

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

Current Assets:
Cash	$971	$13,678
Total Current Assets	$971	$13,678

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$17,198	$5,224
Accrued expenses	440,714	378,061
Convertible Debt - in default	7,000	-
Promissory Notes, net	17,387	-
Promissory Notes, net - in default	15,546	-
Total Current Liabilities	497,845	383,285

Long-Term Liabilites:
Promissory Notes, net long-term	68,075	-
Total Long-Term Liabilites	68,075	-
TOTAL LIABILITIES	565,920	383,285

Commitments and Contingencies (Note 5)

Stockholders’ Deficit
Preferred Stock, $0.001 par value; 100,000 shares authorized; 28,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	28	28
Common Stock, $0.001 par value; 75,000,000 shares authorized; 15,927,901 shares and 14,319,901 shares issued and outstanding at December 31, 2018 and 2017, respectively	15,928	14,320
Additional paid in capital	4,762,547	4,313,510
Stock Payable	35,420	-
Accumulated deficit	(5,378,872)	(4,697,465)
TOTAL STOCKHOLDERS’ DEFICIT	(564,949)	(369,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$971	$13,678

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2018	December 31, 2017

Operating Expenses
General & administrative	$(593,747)	$(1,224,188)
Total Operating Expenses	(593,747)	(1,224,188)

Operating loss	(593,747)	(1,224,188)

Other income (expense)	(87,660)	-
Loss from sale of plots promised	-	(166,330)
Total Other income (expenses)	(87,660)	(166,330)

Net Loss	$(681,407)	$(1,390,518)

Net loss per share - basic and diluted	$(0.04)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	15,319,906	12,025,778

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional	Stock	Accumulated
	Number	Par Value	Number	Par Value	Paid-in-Capital	Payable	Deficit	Total
Balance - December 31, 2016	28,000	$28	11,314,651	$11,315	$3,042,163	$-	$(3,306,947)	$(253,441)
Common stock and warrants sold for cash	-	-	700,000	700	156,027	-	-	156,727
Common stock, warrants and lots promised for cash, net	-	-	1,063,000	1,063	495,437	-	-	496,500
Common stock issued for services			1,242,250	1,242	619,883	-	-	621,125
Net loss	-	-	-	-	-	-	(1,390,518)	(1,390,518)
Balance - December 31, 2017	28,000	28	14,319,901	14,320	4,313,510	-	(4,697,465)	(369,607)

Common stock and warrants sold for cash	-	-	184,000	184	58,316	-		58,500
Common stock, warrants and plots promised for cash, net	-	-	1,312,000	1,312	379,633	35,420	-	416,365
Common stock issued for warrant exercise	-	-	112,000	112	11,088	-	-	11,200
Net loss	-	-	-	-	-	-	(681,407)	(681,407)
Balance - December 31, 2018	28,000	$28	15,927,901	$15,928	$4,762,547	$35,420	$(5,378,872)	$(564,949)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2018	December 31, 2017

Cash Flows from Operating Activities:
Net loss	$(681,407)	$(1,390,518)
Adjustments to reconcile net loss to net used in operating activities:
Debt discount amortization	29,232	-
Stock based compensation	-	621,125
Changes in operating assets and liabilities:
Accounts payable	11,974	(13,435)
Accrued expenses	(94,402)	84,729
Net cash used in operating activities	(734,603)	(698,099)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Cash proceeds from sale of common stock and warrants	81,000	156,727
Cash proceeds from sale of common stock, warrants and plots of land promised, net	550,920	496,500
Cash proceeds from warrant exercise	11,200	-
Cash payments on promissory notes	(52,878)	-
Cash proceeds from convertible debt	50,000	-
Cash payments on convertible debt	(43,000)	-
Cash proceeds from promissory notes	124,654	-
Net cash provided by financing acitivites	721,896	653,227

Net (decrease) increase in cash and cash equivalents	(12,707)	(44,872)

Cash and cash equivalents, beginning of the period	13,678	58,550

Cash and cash equivalent, end of the period	$971	$13,678

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

December 31, 2018

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

Going Concern

The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of December 31, 2018, the Company’s current liabilities exceeded its current assets by $496,874. The Company has recorded a net loss of $681,407 for the year ended December 31, 2018 and has an accumulated deficit of $5,378,872 as of December 31, 2018. Net cash used in operating activities for the year ended December 31, 2018 was $734,603. Although the Company has had difficulty in obtaining working lines of credit from financial institutions and trade credit from vendors, management has been able to raise capital from private placements and further expand the Company’s operations geographically to continue its growth. During 2018, the Company initiated Private Placements of its securities, and sold 1,496,000 shares, 1,075,200 warrants and 19 plots of land. During 2017, the Company initiated Private Placements of its securities, and sold 1,763,000 shares, 848,000 warrants and 9 plots of land to accredited investors, and received net cash proceeds from financing activities of $721,896 and $653,227, respectively.

Although the Company has not earned any revenues since inception to December 31, 2018, the Company is continuing to focus its efforts on increased marketing campaigns to sell the plots of land. Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales and weak demand for purchase of plots continues, the Company will experience a shortfall in cash and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its operations subsequent to December 31, 2018. Given the liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain 2017 operating expenses have been reclassified to conform to the 2018 presentation. These reclassifications had no net effect on net loss for the year ended December 31, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”). ILA Mexico has no assets, no liabilities and minimal expenses as of December 31, 2018. All intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017, respectively.

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

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2018 on a recurring basis:

Description	Level 1	Level 2	Level 3
Convertible debt – in default	$7,000	$-	$-

The following table presents assets and liabilities that were measured and recognized at fair value as of December 31, 2017 on a recurring basis:

Description	Level 1	Level 2	Level 3
None	$-	$-	$-

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2018 and 2017, total warrants issued and outstanding convertible into common stock amounted to 1,075,200 shares and 848,000 shares, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2018 and December 31, 2017. The Company’s bank balance did not exceed FDIC insured amounts at December 31, 2018 or at December 31, 2017, respectively.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses for the years ended December 31, 2018 and 2017 is summarized as follows.

	Balance	Balance
	December 31, 2018	December 31, 2017
Relative fair market value of plots of land sold	$435,155	$278,061
Payable to an investor/shareholder	0	100,000
Accrued interest	5,599	-
Total Accrued Expense	$440,714	$378,061

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

On October 2, 2017, the Company entered into an agreement with this third-party investor and agreed to buy back the 5 (five) plots of land for an agreed sale price of $206,250 due by February 28, 2018. The Company has recorded a loss of $160,213 on the purchase of these 5 (five) plots of land, in the accompany financial statements for the year ended December 31, 2017. The Company has paid $106,250 of the purchase price as of December 31, 2017 and $100,000 remained payable and recorded as accrued expense as of December 31, 2017 (Note 8). The $100,00 from December 31, 2017 was fully repaid in 2018.

The Company recorded accrued expenses the relative fair market value of plots of land sold by the Company to investors in conjunction with the sale of common stock to raise capital (Note 6). Total accrued expenses were $440,714 and $378,061 as of December 31, 2018 and 2017, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company paid to its Chief Executive Officer consulting fees of $40,805 and $227,000 ($102,000 in cash and 250,000 shares of common stock valued at the its fair market value of $125,000) for the years ended December 31, 2018 and 2017, respectively (Note 6). The Company paid to its Chief Financial Officer consulting fees of $138,079 and $264,987 ($139,987 in cash and 250,000 shares of common stock valued at its fair market value of $125,000) for the years ended December 31, 2018 and 2017, respectively (Note 6).

The Company paid to its Secretary consulting fees of $33,706 and $155,505 ($30,505 in cash and 250,000 shares of common stock valued at its fair market value of $125,000) for the years ended December 31, 2018 and 2017, respectively (Note 6).

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

On October 2, 2017, the Company entered into an agreement to purchase five (5) plots of land for $206,250 that it originally sold to a third-party investor on September 1, 2016 (Note 3). The Company has paid the remaining balance $100,000 owed to this third-party investor during 2018 (Note 8).

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

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at December 31, 2018 was 75,000,000 authorized common shares and 100,000 authorized preferred shares, both with a par value of $0.001 per share.

Common Stock

For the year ended December 31, 2018

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On January 5, 2018 and March 26, 2018 and April 20, 2018, the Company issued 60,000 shares, 22,000 shares and 28,000 shares of common stock to a third-party investor for cash proceeds of $27,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 110,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $24,226 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 262%, and discount rate of 1.80%. The total cash proceeds of $27,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $11,334; warrants were valued at $9,984, and plot of land was valued at $6,182.

On January 9, 2018 and February 2, 2018, the Company issued 160,000 shares of common stock to a third-party investor for total cash proceeds of $57,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 160,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $33,642 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 262%, and discount rate of 1.78%. The total cash proceeds of $57,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $31,149; warrants were valued at $18,225, and plot of land was valued at $8,126.

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

On June 22, 2018, the Company issued 75,000 shares of common stock to a third-party investor for cash proceeds of $37,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 75,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $13,037 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 244%, and discount rate of 2.33%. The total cash proceeds of $37,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $21,457; warrants were valued at $7,460, and plot of land was valued at $8,583.

On July 12, 2018 and August 3, 2018 and August 24, 2018, the Company issued 75,000 shares and 25,000 shares and 100,000 shares of common stock to a third-party investor for total cash proceeds of $40,000. In conjunction with this sale of shares, the Company also attached two (2) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 200,000 warrants at an exercise price of $0.20 per share, exercisable over a term of one year from the date of issuance. The fair market value of $39,819 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.20, expected term of one year, expected volatility of 242%, and discount rate of 2.33%. The total cash proceeds of $40,000 was allocated based upon the relative fair market value of the shares, warrants and two (2) promised plots of land in the following amounts: shares were valued at $14,569; warrants were valued at $14,504, and plot of land was valued at $10,927.

On October 10, 2018, the Company issued 32,000 shares of common stock to a third-party investor for cash proceeds of $8,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 32,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $6,835 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 233%, and discount rate of 2.67%. The total cash proceeds of $8,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $2,145; warrants were valued at $1,833, and plot of land was valued at $4,022.

On October 30, 2018, the Company issued 60,000 shares of common stock to a third-party investor for cash proceeds of $40,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 60,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $11,419 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 234%, and discount rate of 2.66%. The total cash proceeds of $40,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $24,089; warrants were valued at $6,877, and plot of land was valued at $9,034.

On November 18, 2018, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $8,246 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 230%, and discount rate of 2.66%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $12,954; warrants were valued at $4,273, and plot of land was valued at $7,773.

On November 19, 2018, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land): stock price $0.50, expected term of one year, expected volatility of 230%, and discount rate of 2.66%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $15,625; and plot of land was valued at $9,375.

On November 28, 2018, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $8,323 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 235%, and discount rate of 2.69%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $12,934; warrants were valued at $4,306, and plot of land was valued at $7,760.

On November 29, 2018, the Company sold 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $8,317 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.69%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $12,935; warrants were valued at $4,303, and plot of land was valued at $7,761.

On November 13, 2018 and December 19, 2018, the Company sold 75,000 shares and 29,200 shares of common stock to a third-party investor for total cash proceeds of $10,420. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 104,200 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $22,207 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $10,420 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $4,188; warrants were valued at $3,720, and plot of land was valued at $2,513.

Purchase of five (5) plots of land sold previously to an investor

On February 28, 2018, the Company paid the remaining balance of $100,000 owed to a third-party investor for completing the purchase of 5 (five) plots of land (Note 3) previously sold to an investor on September 1, 2016.

Common Stock sold for Cash and Warrants

On January 9, 2018, the Company issued 20,000 shares of common stock to a third-party investor for cash proceeds of $5,000. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $4,365 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.10, expected term of one year, expected volatility of 262%, and discount rate of 1.78%. The total cash proceeds of $5,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $2,670; and warrants were valued at $2,330.

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

On January 18, 2018, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $12,500. In conjunction with this sale of shares, the Company also issued 50,000 warrants at an exercise price of $0.10 per share, exercisable over a term of one year from the date of issuance. The fair market value of $10,912 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 250%, and discount rate of 1.79%. The total cash proceeds of $12,500 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $4,068; and warrants were valued at $3,551.

Warrant Exercise

On June 4, 2018, the Company issued 80,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $8,000. The total cash proceeds of $8,000 was allocated based upon the cash received. As the exercise occurred within the term of the warrant agreement no gain or loss was recognized.

On October 10, 2018, the Company issued 32,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $3,200. The total cash proceeds of $3,200 was allocated based upon the cash received. As the exercise occurred within the term of the warrant agreement no gain or loss was recognized.

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

On May 5, 2017, June 19, 2017, July 1, 2017 and October 27, 2017, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $32,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 100,000 warrants at an exercise price of $0.10 per share to $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $10,828 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.25, expected term of one year, expected volatility of 240% and 260%, and discount rate of 1.24% and 1.42%. The total cash proceeds of $32,500 was allocated based upon the relative fair market value of the shares, warrants and one (1) plot of land in the following amounts: shares were valued at $17,076; warrants were valued at $9,059, and plot of land was valued at $6,365.

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

Common shares sold with Warrants

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

As a result of all common stock issuances, the Company has 15,927,901 and 14,319,901 shares of common stock issued and outstanding at December 31, 2018 and 2017, respectively.

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

At December 31, 2018 and 2017, 28,000 shares of Series A Preferred Stock were issued and outstanding.

Warrants

A summary of the Company’s warrant activity during the years ended December 31, 2018 and 2017 is presented below.

			Weighted Average
	Number of Warrants	Weighted Average Exercise Price	Remaining Contract Term (Year)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,617,333	$0.53	0.54	$206,586
Granted	848,000	0.27	-	-
Exercised	-	-	-	-
Forfeit/Canceled	(1,617,333)	0.53	-	-
Outstanding at December 31, 2017	848,000	$0.27	0.60	$132,548
Granted	1,075,200	0.27	-	-
Exercised	(112,000)	-	-	-
Forfeit/Canceled	(736,000)	0.27	-	-
Outstanding at December 31, 2018	1,075,200	$0.27	0.60	$132,548

Exercisable at December 31, 2018	1,075,200

At December 31, 2018, 1,075,200 warrants were exercisable into common stock. The exercise price of warrants to convert into common stock ranged from $0.10 to $0.50 per warrant, and term of exercise of warrants was one year from the date of issuance.

At December 31, 2017, 848,000 warrants were exercisable into common stock. The exercise price of warrants to convert into common stock ranged from $0.10 to $0.50 per warrant, and term of exercise of warrants was one year from the date of issuance.

NOTE 7 – INCOME TAX

Income tax expense for the years ended December 31, 2018 and 2017 is summarized as follows.

	December 31,	December 31,
	2018	2017

Deferred:
Federal	$(492,121)	$(355,164)
State	-	-
Change in valuation allowance	492,121	355,164
Income tax expense (benefit)	$—	$—

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rates of 21% and 21%, and the state income tax rates net of federal tax benefit of 0% for the years ended December 31, 2018 and 2017, respectively, to the income taxes reflected in the Statements of Operations:

	December 31,	December 31,
	2018	2017
Book Income (loss)	21%	21%
State taxes	-%	-%
Total	21%	21%
Valuation allowance	-21%	-21%
Tax expense at actual rate	—	—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forward	$492,121	$355,164
Total gross deferred tax assets	492,121	355,164
Less - valuation allowance	(492,121)	(355,164)
Net deferred tax assets	$—	$—

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

On December 22, 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, significantly altering U.S. corporate income tax law. The SEC issued Staff Accounting Bulletin 118, which allows companies to record reasonable estimates of enactment impacts where all of the underlying analysis and calculations are not yet complete. The provisional estimates must be finalized within a one-year measurement period. The Company reduced its net domestic deferred tax asset balance by $219,863 due to the reduction in corporate tax rate from 34% to 21%. These adjustments are fully offset by a change in the Company’s U.S. valuation allowance.

At December 31, 2018, the Company had accumulated deficit of approximately $5,378,872 for U.S. federal and Wyoming income tax purposes available to offset future taxable income expiring on various dates through 2035. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance during the years ended December 31, 2018 and 2017 was an increase of $136,957 and $161,573, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2018, tax years 2014, 2015, 2016 and 2017 remain open for examination by the IRS and California. The Company has received no notice of audit from the Internal Revenue Service or California for any of the open tax years.

NOTE 8 – DEBT

Promissory Note - long-term

Cash Call, Inc.

On March 19, 2018 the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on May 1, 2028. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note. During the year ended December 31, 2018, the company amortized $582 of the debt discount into interest expense leaving a remaining total debt discount on the note of $6,918 as of December 31, 2018. There was accrued interest of $5,599 at December 31, 2018.

Promissory Notes - Currently in default

Yellowstone

On August 9, 2018 the Company issued a promissory note to Yellowstone for $12,325 of cash consideration. The note bears interest at 25%, matures on December 9, 2018. The Company also recorded a $4,540 debt discount due to origination fees due at the beginning of the note. During the year ended December 31, 2018, the company amortized $4,540 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of December 31, 2018. This note is currently in default.

EBF

On August 10, 2018 the Company issued a promissory note to EBF for $21,750 of cash consideration. The note bears interest at 15%, matures on December 10, 2018 The Company also recorded a $7,475 debt discount due to origination fees due at the beginning of the note. During the year ended December 31, 2018, the company amortized $7,475 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of December 31, 2018. This note is currently in default.

Promissory Notes - short-term

Last Chance Funding

On October 10, 2018 the Company issued a promissory note to Last Chance Funding for $7,450 of cash consideration. The note bears interest at 15%, matures on January 5, 2019. The Company also recorded a $2,795 debt discount due to origination fees due at the beginning of the note. During the year ended December 31, 2018, the company amortized $2,547 of the debt discount into interest expense leaving a remaining total debt discount on the note of $248 as of December 31, 2018.

On Deck

On April 4, 2018 the Company issued a promissory note to On Deck for $35,000 of cash consideration. The note bears interest at 94%, matures on January 6, 2019. The Company also recorded a $14,140 debt discount due to origination fees due at the beginning of the note. During the year ended December 31, 2018, the company amortized $14,088 of the debt discount into interest expense leaving a remaining total debt discount on the note of $52 as of December 31, 2018.

Convertible Notes - Currently in default

Sylva International

On September 18, 2018 the Company issued a convertible note to Sylva International for $25,000 of cash consideration. The notes are convertible into common stock at a fixed price of $0.50 per share. The note bears interest at 24%, matures on October 19, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price. This note was repaid during 2018.

On September 18, 2018 the Company issued a convertible note to Sylva International for $25,000 of cash consideration. The notes are convertible into common stock at a fixed price of $0.50 per share. The note bears interest at 24%, matures on December 19, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price. The Company paid $18,000 leaving a remaining balance of $7,000 at December 31, 2018. This note is currently in default.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated the subsequent events through April 23, 2019, the date which the financial statements were available to be issued noting no items that would impact the accounting for events or transactions in the current period or require additional disclosures.

PUBLIC LISTING

On March 5, 2019, the Company received its trading symbol “ILAL” from FINRA. On April 4, 2019, the Company was approved to have its common stock traded on the OTCQB. On April 12, 2019, the Company became eligible for electronic clearing and settlement through the Depository Trust Company (“DTC”) in the United States. The DTC is a subsidiary of the Depository Trust & Clearing Corporation and manages the electronic clearing and settlement of publicly traded companies. Securities that are eligible to be electronically cleared and settled through DTC are considered “DTC eligible.” This electronic method of clearing securities speeds up the receipt of stock and cash, and thus accelerates the settlement process for investors and brokers, enabling the stock to be traded over a much wider selection of brokerage firms by coming into compliance with their requirements. Being DTC eligible is expected to greatly simplify the process of trading and transferring the Company’s common shares on the OTCQB.

OASIS PARK RESORT

Based on advice from counsel, the Company will be taking title to all 497 acres fee simple when title process has completed. Banco Bajio will continue to act as Trustee for all Fideicomisos.

Upon completion of this transfer for the Oasis Park Resort, the Company will be taking title fee simple for its Villas del Enologo in Rancho Tecate and Valle Divino in Ensenada, Baja California, while using Banco Bajio for all Fideicomisos.

Common Stock sold with Warrants

On March 29, 2019, the Company issued 20,000 shares of common stock to a third-party investor for cash proceeds of $10,000. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $7,573of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $10,000 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $6,213; and warrants were valued at $3,787.

On April 9, 2019, the Company issued 10,000 shares of common stock to a third-party investor for cash proceeds of $2,500. In conjunction with this sale of shares, the Company also attached and issued 10,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair market value of $2,478 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $2,500 was allocated based upon the relative fair market value of the shares and warrants in the following amounts: shares were valued at $1,261; and warrants were valued at $1,239.

Warrant Exercise

On January 28, 2019, the Company issued 400,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $40,000. The total cash proceeds of $40,000 was allocated based upon the cash received. As the exercise occurred within the term of the warrant agreement no gain or loss was recognized.

On March 13, 2019, the Company issued 48,000 shares of common stock in a warrant exercise to two (2) third-party investors for cash proceeds of $6,000. The total cash proceeds of $6,000 was allocated based upon the cash received. As the exercise occurred within the term of the warrant agreement no gain or loss was recognized.

On April 4, 2019, the Company issued 95,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $9,500. The total cash proceeds of $9,500 was allocated based upon the cash received. As the exercise occurred within the term of the warrant agreement no gain or loss was recognized.

On April 9, 2019, the Company issued 45,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $4,500. The total cash proceeds of $4,500 was allocated based upon the cash received. As the exercise occurred within the term of the warrant agreement no gain or loss was recognized.

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On February 27, 2019, the Company issued 35,000 shares of common stock to a third-party investor for cash proceeds of $17,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land): stock price $0.50, expected term of one year, expected volatility of 250%, and discount rate of 2.5%. The total cash proceeds of $17,500 was allocated based upon the relative fair market value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $9,875; and plot of land was valued at $7,625.

On March 8, 2019, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 50,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $18,932 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $9,446; warrants were valued at $8,750, and plot of land was valued at $6,804.

On April 8, 2019, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 100,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $37,863 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $50,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $18,932; warrants were valued at $17,426, and plot of land was valued at $13,642.

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

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that there were weaknesses in our internal controls over Financial reporting as of December 31, 2018 and they were therefore not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The weaknesses in our controls and procedure were failure to timely file tax returns, lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, we determined that there was a control deficiency that constituted a material weakness:

(1)	Due to the Company not having formal Control procedures related to the approval of related party transactions;
(2)	Management did not maintain effective internal controls relating to the quarter end closing and financial reporting process;
(3)	The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions; and
(4)	The Company did not maintain effective internal controls to assure proper segregation of duties as the same employee is responsible for initiating and recording of transactions, thereby creating a segregation of duties weakness.

This control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weakness described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— 2013 Integrated Framework issued by COSO. Our management continues to evaluate remediation plans for the above deficiency. We plan to take steps to enhance and improve the design of our internal control over financial reporting.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2018. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Bylaws provide that the Board of Directors shall consist of no more than three (3) directors. Each director of the Company serves until his successor is elected and qualified, subject to removal by the Company’s shareholders. Each officer holds office for such term and exercises such powers and performs such duties as are determined by the Board of Directors.

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

Jason Sunstein

Mr. Sunstein brings finance, mergers and acquisitions and general management experience. Since 1989, he has participated in a broad variety of both domestic and international structured investments and financings, ranging from debt and preferred stock to equity and developmental capital across a wide variety of infrastructure and corporate financings. He has been involved in numerous start-ups, turnarounds and public companies. Mr. Sunstein serves as on the Board of Directors of several public and private companies, as well as the Advisory Board for the National Nutrition Reform, a non-profit company in San Diego, California. In December 2014 Mr. Sunstein filed for Chapter 7 bankruptcy and it was discharged May 2015. He attended San Diego State University where he majored in Finance and has held NASD Series 7 (General Securities Representative) and Series 63 licenses.

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

Term of Office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Board Committees

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

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

Indemnification of Executive Officers and Directors

Section 17-16-856 of the Wyoming Business Corporation Act provides that any director or officer of a Wyoming corporation may be indemnified against judgments, penalties, fines, settlements and reasonable expenses actually incurred by him in connection with or in defending any action, suit or proceeding in which he is a party by reason of his position, so long as it shall be determined that he conducted himself in good faith and that he reasonably believed that his conduct was in the corporation’s best interest and, with respect to any criminal action or proceeding, had no reasonable cause to believe that his conduct was unlawful. If a director or officer is wholly successful, on the merits or otherwise, in connection with such proceeding, such indemnification is mandatory.

Currently we do not maintain any directors’ and officers’ liability insurance covering our directors and officers against expenses and liabilities arising from certain actions to which they may become subject by reason of having served in such role.

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

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control. We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

The Company does not have a compensation committee. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.

The following table summarizes all compensation recorded by us in 2018, 2017 and 2016 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2018. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE

The following table presents information concerning the compensation awarded to, earned by, or paid to the named executive officers for services rendered for the three years ended December 31, 2018.

Name and Principal	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Position	Dec. 31	($)	($)	($)(1)	($)	($)	($)	($)	($)

Roberto Jesus	2017	102,000	0	125,000	0	0	0	0	227,000
Valdez,	2017	150,000	0	0	0	0	0	0	150,000
President, Director	2016	0	0	0	0	0	0	0	0

Jason Sunstein,	2018	139,987	0	125,000	0	0	0	0	264,987
VP Finance,	2017	150,750	0	0	0	0	0	0	150,000
Director	2016	34,460	0	0	0	0	0	0	34,460

Lisa Landau,	2018	30,505	0	125,000	0	0	0	0	155,505
Chief Operations	2017	10,990	0	0	0	0	0	0	10,990
Officer	2016	0	0	0	0	0	0	0	0

(1) On December 10, 2017, the Company awarded 250,000 shares, valued at $125,000 to each of its three officers, for extraordinary services rendered to the Company for the year.

Employment Agreement

The Company has no Employment Agreement with any of its officers or directors.

Stock Option Plan –

2019 Equity Incentive Plan

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The percentage of shares is based on 16,885,101 shares issued and outstanding on April 18, 2019.

Name	# of Shares of Common Stock	Percentage
Roberto Jesus Valdes	4,000,000	24%
Jason Sunstein *	3,750,000	22%
Lisa Landau	300,000	0.2%
Elizabeth Roemer	1,000,000	0.6%
All Exec. Officers and Directors as a group (3 persons)	8,050,000	46.8%

*	Jason A. Sunstein Family Investments, LLC is the record holder of these shares. Jason Sunstein controls Jason A. Sunstein Family Investments, LLC.

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

Item 14. Principal Accountant Fees and Services.

During 2018 and 2017, M&K CPAS, PLLC, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the years ended December 31, 2018 and 2017, as contained in this Report, are estimated and included.

	Year ended December 31,
	2018	2017

Audit Fees	$37,500	$28,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of April, 2019.

INTERNATIONAL LAND ALLIANCE, INC.

By:	/s/ Roberto Jesus Valdes
Name:	Roberto Jesus Valdes
Title:	Principal Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Signature

/s/ Roberto Jesus Valdes	Dated: April 24, 2019
Roberto Jesus Valdes
President, Principal Executive Officer and a Director

/s/ Jason Sunstein	Dated: April 24, 2019
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

