Form 10-Q
period 2019-03-31
International Land Alliance Inc.
filed 2019-05-17
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

350 10 TH Avenue, Suite 1000, San Diego, California 92101
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Class	Outstanding as of May 15, 2019
Preferred Stock, $0.001 par value per share	28,000 shares
Common Stock, $0.001 par value per share	19,811,101 shares

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ILAL	OTCQB

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS

Current Assets:
Cash	$111,280	$971
Total Current Assets	111,280	971

Land (Note3)	180,470	-
Building, net (Note3)	937,658	-

TOTAL ASSETS	$1,229,408	$971

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$18,694	$17,198
Accrued expenses	501,470	440,714
Convertible Debt	6,420	7,000
Promissory Notes, net	710,020	17,387
Promissory Notes, net - in default	30,034	15,546
Total Current Liabilities	1,266,638	497,845

Long-Term Liabilites:
Promissory Notes, net long-term	673,242	68,075
Total Long-Term Liabilites	673,242	68,075
TOTAL LIABILITIES	1,939,880	565,920

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred Stock, $0.001 par value; 100,000 shares authorized; 28,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	28	28
Common Stock, $0.001 par value; 75,000,000 shares authorized; 15,977,901 shares and 15,927,901 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	15,978	15,928
Additional paid in capital	4,777,992	4,762,547
Stock Payable	108,920	35,420
Accumulated deficit	(5,613,390)	(5,378,872)
TOTAL STOCKHOLDERS’ DEFICIT	(710,472)	(564,949)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,229,408	$971

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating Expenses
General & administrative	180,914	221,078
Total Operating Expenses	180,914	221,078

Operating loss	(180,914)	(221,078)

Other income (expense)
Interest Expense	(53,604)	(12,342)
Total Other income (expenses)	(53,604)	(12,342)

Loss from operations before income tax	(234,518)	(233,420)

Provision for income tax	-	-

Net Loss	$(234,518)	$(233,420)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	15,940,679	14,695,609

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2018

	Preferred Stock		Common Stock		Additional
	Number	Par Value	Number	Par Value	Paid-in- Capital	Stock Payable	Accumulated Deficit	Total
Balance - December 31, 2017	28,000	$28	14,319,901	$14,320	$4,313,510	$-	$(4,697,465)	$(369,607)
Common stock and warrants sold for cash	-	-	114,000	114	35,886	-	-	36,000
Common stock, warrants and plots promised for cash, net	-	-	542,000	542	159,531	-	-	160,073
Net loss	-	-	-	-	-	-	(233,420)	(233,420)
Balance - March 31, 2018 (unaudited)	28,000	$28	14,975,901	$14,976	$4,508,927	$-	$(4,930,885)	$(406,954)

For the three months ended March 31, 2019

Balance - December 31, 2018	28,000	28	15,927,901	15,928	4,762,547	35,420	(5,378,872)	(564,949)
Common stock and warrants sold for cash	-	-	-	-	-	10,000	-	10,000
Common stock, warrants and plots promised for cash, net	-	-	50,000	50	15,445	17,500	-	32,995
Common stock issued for warrant exercise	-	-	-	-	-	46,000	-	46,000
Net loss	-	-	-	-	-	-	(234,518)	(234,518)
Balance - March 31, 2019 (unaudited)	28,000	$28	15,977,901	$15,978	$4,777,992	$108,920	$(5,613,390)	$(710,472)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Cash Flows from Operating Activities:
Net loss	$(234,518)		$(233,420)
Adjustments to reconcile net loss to net used in operating activities:
Share-based compensation	-		24
Amortization of debt discount	488		-
Depreciate expense	3,923		-
Changes in operating assets and liabilities:
Accounts payable	1,496		9,821
Accrued expenses	51,250		(97,682)
Net cash used in operating activities	(177,361)		(321,257)

Cash Flows from Investing Activities
Purchase of property	(517,051)		-
Net cash used in investing activities	(517,051)		-

Cash Flows from Financing Activities:
Cash proceeds from sale of common stock and warrants	10,000		48,500
Cash proceeds from sale of common stock, warrants and plots of land promised, net	42,500		203,000
Cash proceeds from warrant exercise	46,000		-
Cash payments on convertible debt and promissory notes	(3,779)		-
Cash proceeds from note payable	710,000		67,500
Net cash provided by financing activities	804,721		319,000

Net increase (decrease) in cash	110,309		(2,257)

Cash, beginning of the period	971		13,678

Cash, end of the period	$111,280		$11,421

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-		$-
Cash paid for interest	$2,353		$-

Acquisition of land and building in asset purchase	$(605,000)	$
Mortgage assumed as part of asset purchase	$605,000	$

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations

International Land Alliance, Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on September 26, 2013 (inception). The Company is a residential land development company with target properties located in the Baja California, Norte region of Mexico and southern California. The Company’s principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building plots, securing financing for the purchase of the plots, improving the properties infrastructure and amenities, and selling the plots to homebuyers, retirees, investors and commercial developers.

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest year ended December 31, 2018. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2018 audited financial statements have been omitted from these interim unaudited financial statements.

Certain information and note disclosures included in the financial statements prepared in accordance with United States general accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the audited financial statements and notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 24, 2019.

Going Concern

The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of March 31, 2019, the Company’s current liabilities exceeded its current assets by $1,155,358 The Company has recorded a net loss of $234,518 for the three months ended March 31, 2019 and has an accumulated deficit of $5,613,390 as of March 31, 2019. Net cash used in operating activities for the three months ended March 31, 2019 was $177,361. Although the Company has had difficulty in obtaining working lines of credit from financial institutions and trade credit from vendors, management has been able to raise capital from private placements and further expand the Company’s operations geographically to continue its growth. During the three months ended March 31, 2019, the Company initiated Private Placements of its securities, and had warrants exercised receiving cash proceeds of $98,500.

Although the Company has not earned any revenues since inception to March 31, 2019, the Company is continuing to focus its efforts on increased marketing campaigns to sell the plots of land. Americans and Canadians can own property in Mexico through a Fideicomiso or Bank Trust. Any foreigner can institute a Fideicomiso (the equivalent to an American beneficial trust) through a Mexican bank (ILA has selected Banco Bajio) in order to purchase real estate anywhere in Mexico, including what is commonly called the Restricted Zone. To do so, the buyer requests a Mexican bank to act as a trustee on his/her behalf. This conveys the same bundle of rights that holding property “fee simple” does in the United States. The property can be willed, leased, sold, rented, or improved in perpetuity and it is irrevocable. This title management system is very in common in Mexico. However, management determined in prior reporting periods that it does not fulfill “ownership”, as title is held by Banco Bajio, pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP” or “GAAP”). Based on advice from counsel, the Company will be taking title to all 497 acres fee simple in name of its wholly-owned subsidiary, International Land Alliance, S.A. de C.V.. Banco Bajio will continue to act as Trustee for all Fideimosos. This will have an impact on the Company’s financial statements, as management believes it will then allow us to record the 497-acre Oasis Park Resort on the Company’s balance sheet, record sales (both sales to date and going forward), as well as construction investments. Upon completion of the Oasis Park Resort, the Company also plans to take title fee simple for its Villas del Enologo in Rancho Tecate and Valle Divino in Ensenada, Baja California, while using Banco Bajio for all Fideicomisos.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales and weak demand for purchase of plots continues, the Company will experience a shortfall in cash and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its future operations subsequent to March 31, 2019. Given the liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

Public Listing

On March 5, 2019, the Company received its trading symbol “ILAL” from FINRA. On April 4, 2019, the Company was approved to have its common stock traded on the OTCQB. On April 12, 2019, the Company became eligible for electronic clearing and settlement through the Depository Trust Company (“DTC”) in the United States. The DTC is a subsidiary of the Depository Trust & Clearing Corporation and manages the electronic clearing and settlement of publicly traded companies. Securities that are eligible to be electronically cleared and settled through DTC are considered “DTC eligible.” This electronic method of clearing securities creates efficiency of the receipt of stock and cash, and thus accelerates the settlement process for investors and brokers, enabling the stock to be traded over a much wider selection of brokerage firms by coming into compliance with their requirements. Being DTC eligible is expected to greatly simplify the process of trading and transferring the Company’s common shares on the OTCQB.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with GAAP.

These consolidated financial statements are presented in United States dollars. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”) a Company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”); the Company has a 100% equity interest in ILA Mexico. ILA Fund includes cash as it’s only asset with minimal expenses as of March 31, 2019. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has no assets, no liabilities and minimal expenses as of March 31, 2019. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from managements estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, “ Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and notes payable to a third party. Pursuant to ASC 820, “ Fair Value Measurements and Disclosures” and ASC 825, “ Financial Instruments”, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

As of March 31, 2019, there are no assets and liabilities that were measured or recognized at fair value on a recurring basis.

Acquisitions

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. The fair value of identifiable tangible and intangible assets is based on valuations that use information and assumptions provided by management. Identifiable tangible and intangible assets with finite lives are depreciation and amortized over their useful lives. Acquisition-related costs, including, legal, accounting, and other costs, are capitalized in asset acquisitions and for business combinations are expensed in the periods in which the costs are incurred. The results of operations of acquired assets are included in the financial statements from the acquisition date.

Land and Buildings

Land and building are stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets, generally 5 to 10 years. Buildings will have an estimated useful life of 20 years. Land is an indefinite lived asset that is stated at fair value at date of acquisition.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606. As the Company has not had any revenue since inception, the impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on January 1, 2018.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “ Income Taxes” . The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “ Earnings per Share” . ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2019 and December 31, 2018, total warrants issued and outstanding convertible into common stock amounted to 291,200 shares and 1,075,200 shares, respectively.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2019.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard did no have an impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company currently has no leases, therefore, there was no impact on the financial statements.

NOTE 3 – EMERALD GROVE ASSET PURCHASE

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement (“RPA” or “the Agreement”) to acquire real property located in Hemet, California, which included approximately 57 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant lots to be used for the purpose of development. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required by the seller to transfer the property for consideration from an individual versus a separate legal entity. The transaction closed on March 18, 2019 and the consideration included a loan financed in the amount of $605,000 (see Note 10) in addition to cash consideration of $524,613 which came from a portion of funds loaned by investors of the Company to be repaid as interest bearing notes payable (see Note 10). On March 18, 2019, the Mr. Sunstein assigned the deed of the property to the Company. The attached mortgage obligation was assumed by the Company, as approval by the Board of Directors in March 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default.  Mr. Sunstein remains a guarantor on the mortgage. The Company recorded the assets acquired and liabilities assumed at fair value on the date of assignment and assumption.

The Company has included all allowed acquisition costs of $22,050 in the value of the capitalized assets. The building and land asset values were assigned using a purchase price allocation based on the appraised land values. The total of the consideration plus acquisition costs assets of $1,122,050 will be allocated to land and building in the following amounts: $180,470 - Land; $941,581 - Building. The land is an indefinite long-lived asset that were assessed for impairment as a grouped asset with the building on a periodic basis. The building has an estimated useful life of 20 years and were depreciated on a straight-line basis.

NOTE 4 – LAND AND BUILDING

Land and buildings, net as of March 31, 2019 and December 31, 2018:

	Useful life	March 31, 2019	December 31, 2018
Land		$180,470	$-

Building	20 years	941,581	-
Less: Accumulated depreciation		(3,923)	-
			-
Building, net		$937,658	$-

Depreciation expense was $3,923 for the three months ended March 31, 2019.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of March 31, 2019 and December 31, 2018 is summarized as follows.

	March 31, 2019	December 31, 2018
Relative fair value of plots of land sold	$444,620	$435,155
Accrued interest	56,850	5,599
Total Accrued Expense	$501,470	$440,714

On September 1, 2016, the Company issued 250,000 shares of common stock to a third-party investor for cash proceeds of $187,500. In conjunction with this sale of shares, the Company also attached five (5) plots of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 250,000 warrants at an exercise price of $0.75 per share, exercisable over a term of one year from the date of issuance (Note 8). The total cash proceeds of $187,500 was allocated based upon the relative fair value of the shares, warrants and five (5) plots of land in the following amounts: shares were valued at $115,091; warrants were valued at $26,372, and five (5) plots of land was valued at $46,037.

On October 2, 2017, the Company entered into an agreement with this third-party investor and agreed to buy back the 5 (five) plots of land for an agreed sale price of $206,250 due by February 28, 2018. The Company has recorded a loss of $160,213 on the purchase of these 5 (five) plots of land, in the financial statements for the year ended December 31, 2017. The Company has paid $106,250 of the purchase price as of December 31, 2017 and $100,000 remained payable and recorded as accrued expense as of December 31, 2017 (Note 9). The $100,000 was fully repaid in 2018.

The Company recorded as accrued expense the relative fair value of plots of land sold by the Company to investors in conjunction with the sale of common stock to raise capital (Note 8).

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company paid to its Chief Executive Officer consulting fees for services directly related to continued operations of $3,000 and $40,805 for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The Company paid to its Chief Financial Officer consulting fees of $31,360 and $138,079 for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. Such amounts were determined by the Chief Executive Officer and Chief Financial Officer, as the Company currently does not have employment or consulting agreements.

The Company paid to its Secretary consulting fees for services directly related to continued operations of $- and $33,706 for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The Company’s Chief Financial Officer, Jason Sunstein, also facilitated the Emerald Grove asset purchase as described in Note 3.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitment to purchase land

The two land projects consisting of 497 acres and 20 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja and Valle Divino resort in Ensenada, are subject to approval by the Mexican government in Baja, California. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. See Note 5 for additional detail on consideration and ownership.

On October 2, 2017, the Company entered into an agreement to purchase five (5) plots of land for $206,250 that it originally sold to a third-party investor on September 1, 2016 (Note 5). The Company has paid the remaining balance $100,000 owed to this third-party investor during 2018 (Note 10).

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

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at March 31, 2019 was 75,000,000 authorized common shares and 100,000 authorized preferred shares, both with a par value of $0.001 per share.

Common Stock

For Three Months Ended March 31, 2019

Common Stock sold with Warrants

On March 29, 2019, the Company received cash proceeds of $10,000 for 20,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $7,573 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $10,000 was allocated to equity. As of March 31, 2019, the funds received were included in equity as stock payable until the shares were eventually issued subsequent to the period end.

Warrant Exercise

On January 28, 2019, the Company received cash proceeds of $40,000 for 400,000 shares of common stock to be issued in a warrant exercise to a third-party investor. As of March 31, 2019, the funds received were included in equity as stock payable until the shares were eventually issued subsequent to the period end.

On March 13, 2019, the Company received cash proceeds of $6,000 for 48,000 shares of common stock to be issued in a warrant exercise to two (2) third-party investors. As of March 31, 2019, the funds received were included in equity as stock payable until the shares were eventually issued subsequent to the period end.

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On February 27, 2019, the Company received cash proceeds of $17,500 for 35,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land). The total cash proceeds of $17,500 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $9,875; and plot of land was valued at $7,625. As of March 31, 2019, the funds received were included in equity as stock payable until the shares were eventually issued subsequent to the period end.

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

On October 1, 2013, the Company authorized and issued 28,000 shares of Series A Preferred Stock to Grupo Valcas, a related party which provides consulting services on project development, in exchange for services. Grupo Valcas is master planner and real estate development firm owned by the Valdes family. Roberto Valdes, the Company President and Chief Executive Officer, was a minority owner of Valcas until December 2018 when he left the family company to focus 100% on International Land Alliance. The 28,000 shares grant the holder to have the right to vote on all shareholder matters equal to 100 votes per share. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock which was prepared by an independent valuation specialist. The value assigned to the Series A Preferred Stock was $2,260,496 and was recorded on the grant date as stock-based compensation.

At March 31, 2019 and December 31, 2018, 28,000 shares of Series A Preferred Stock were issued and outstanding.

Warrants

A summary of the Company’s warrant activity during the three months ended March 31, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2018	1,075,200	$0.27	0.60
Granted	70,000	0.50	0.97
Exercised	(448,000)	0.34	-
Forfeit/Canceled	(406,000)	0.19	-
Outstanding at March 31, 2019	291,200	$0.47	0.65

Exercisable at March 31, 2019	291,200

At March 31, 2019, 291,200 warrants were exercisable into common stock. The exercise price of warrants to convert into common stock ranged from $0.10 to $0.50 per warrant, and term of exercise of warrants was one year from the date of issuance. The aggregate intrinsic value as of March 31, 2019 and December 31, 2018 was approximately $8,000 and $133,000, respectively.

NOTE 9 – INCOME TAX

Income tax expense for the three months ended March 31, 2019 and 2018 is summarized as follows.

	March 31, 2019	March 31, 2018

Deferred:
Federal	$(49,249)	$(404,177)
State		—
Change in valuation allowance	49,249	404,177
Income tax expense (benefit)	$—	$—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry forward	$541,370	$492,121
Total gross deferred tax assets	541,370	492,121
Less - valuation allowance	(541,370)	(492,121)
Net deferred tax assets	$—	$—

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

At March 31, 2019, the Company had accumulated deficit of approximately $5,600,000 for U.S. federal and Wyoming income tax purposes, such net operating losses (NOLs) are available to offset future taxable income expiring on various dates through 2035. Due to changes in our ownership through common stock issuances, the utilization of NOLs may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. We have not conducted a complete analysis to determine the extent of these limitations or any future limitation. Such limitations could result in the permanent loss of a significant portion of the NOLs. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the three months ended March 31, 2019 and 2018 was an increase of $49,249 and $404,177, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of March 31, 2019, tax years 2015, 2016, 2017 and 2018 remain open for examination by the IRS and California. The Company has received no notice of audit from the Internal Revenue Service or California for any of the open tax years.

NOTE 10 – DEBT

Promissory Notes - long-term

Cash Call, Inc.

On March 19, 2018 the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on May 1, 2028. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note. During the three months ended March 31, 2019 and 2018, the Company amortized $188 and $24, respectively, of the debt discount into interest expense leaving a remaining total debt discount on the note of $6,731 and $7,476 as of March 31, 2019 and December 31, 2018, respectively. There was accrued interest of $5,874 and $5,599 at March 31, 2019 and December 31, 2018, respectively. There were no payments due on the note during the three months ended March 31, 2019 as the note was deferred until April 8, 2019 when payments would re-commence. As of March 31, 2019, the remaining principal balance was $74,993 with a current portion due of $21.

PrideCo

As discussed in Note 3, in March 2019, the Company assumed liabilities related to the assigned deeded property in Note 4. The liabilities include a mortgage entered into with PrideCo Private Mortgage Loan Fund, LP for $605,000 with prepaid interest of $2,353 on the date of closing, March 18, 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default.  Mr. Sunstein remains a guarantor on the mortgage. The amount has been prorated for the days remaining in the month. The mortgage bears interest monthly on the unpaid principal at 10% with interest only payments commencing on May 1, 2019 and applied to interest due prior to any additional principal payments. Any late payments will include an additional 10% based on the principal plus unpaid interest accrued at the time. The loan matures on April 1, 2020 and is secured by the property acquired. There is no prepayment penalty on this loan after the first sixty days and any remaining principal at the maturity of the loan is due in full. As of March 31, 2019, the balance on the mortgage payable totaled $605,000. For the three months ended March 31, 2019, there was interest expense of $7,395 with accrued interest of $5,042 as of March 31, 2019.

Promissory Notes - Currently in default

Yellowstone

On August 9, 2018, the Company issued a promissory note to Yellowstone for $12,325 of cash consideration. The note bears interest at 25%, matured on December 9, 2018. The Company also recorded a $4,540 debt discount due to origination fees due at the beginning of the note. As of March 31, 2019, there is no remaining debt discount on the note. This note is currently in default and is being paid down through a debt settlement agency hired by the Company. As of March 31, 2019, the principle balance plus interest and fees is $3,533 which is was settled in April 2019 (see Note 11).

EBF

On August 10, 2018, the Company issued a promissory note to EBF for $21,750 of cash consideration. The note bears interest at 15%, matures on December 10, 2018. The Company also recorded a $7,475 debt discount due to origination fees due at the beginning of the note. As of March 31, 2019, there is no remaining debt discount on the note. This note is currently in default and is being paid down through a debt settlement agency hired by the Company and is paying $1,644 a month to settle the outstanding balance of the loan until paid in full. The remaining balance of principal and interest is $11,397 as of March 31, 2019.

On Deck

On April 4, 2018, the Company issued a promissory note to On Deck for $35,000 of cash consideration. The note bears interest at 94%, matured on January 6, 2019. The Company also recorded a $14,140 debt discount due to origination fees due at the beginning of the note. During the three months ended March 31, 2019, the company amortized $52 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of March 31, 2019. This note is currently in default and is being paid down through a debt settlement agency hired by the Company. As of March 31, 2019, the principle balance plus interest and fees is $14,162 which was settled in April 2019. (see Note 11).

Last Chance Funding

On October 10, 2018, the Company issued a promissory note to Last Chance Funding for $7,450 of cash consideration. The note bears interest at 15% and matured on January 5, 2019. The Company also recorded a $2,795 debt discount due to origination fees due at the beginning of the note. During the three months ended March 31, 2019, the Company amortized $248 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of March 31, 2019. This note is currently in default and is being paid down through a debt settlement agency hired by the Company. As of March 31, 2019, the principle balance plus interest and fees is $4,291 which was settled in April 2019 (see Note 11).

Convertible Notes

Sylva International

On September 18, 2018, the Company issued a convertible note to Sylva International for $25,000 of cash consideration. The notes are convertible into common stock at a fixed price of $0.50 per share. The note bears interest at 24%, matured on December 19, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price. The Company paid $18,000 leaving a remaining balance of $6,420 at March 31, 2019 and December 31, 2018, respectively. Payment on this note is currently being deferred until June 2019. The accrued interest balance is $420 as of March 31, 2019.

Promissory Note - short-term

Loans from shareholders

In March 2019, the Company entered into short term notes payable with six existing shareholders of the Company totaling $710,000. The notes bear interest at 20% and all notes mature in June 2019. As of March 31, 2019, the balance on the loan payable totaled $710,000. As of and for the three months ended March 31, 2019, there was accrued interest and interest expense of $41,556, respectively. The loans are secured by collateral of certain property interests held by the Company and restricted common stock pledges totaling 1,420,000 shares which are held by the Company’s legal counsel. The funds were used to finance the acquisition discussed in Note 3.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated the subsequent events through the date this financial information was filed with the Company’s current period report on Form 10-Q.

Common Stock sold with Warrants

On April 9, 2019, the Company issued 10,000 shares of common stock to a third-party investor for cash proceeds of $2,500. In conjunction with this sale of shares, the Company also attached and issued 10,000 warrants at an exercise price of $0.25 per share, exercisable over a term of one year from the date of issuance. The fair value of $2,478 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $2,500 was allocated based upon the relative fair value of the shares and warrants in the following amounts: shares were valued at $1,261; and warrants were valued at $1,239.

Warrant Exercise

On April 4, 2019, the Company issued 95,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $9,500.

On April 9, 2019, the Company issued 45,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $4,500.

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On April 8, 2019, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 100,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $37,863 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $18,932; warrants were valued at $17,426, and plot of land was valued at $13,642.

Common stock

In April 2019, the Board approved the issuance of 2,363,200 shares of common stock for cash, services, warrants, and plots promised for cash or services with a value of approximately $321,000. The majority of these shares included the issuance of 1,200,000 shares to be issued for consulting services valued at approximately $120,000. The share issuance was contingent upon certain triggering events including the effectuation of our public listing and successful commencement of trading under the Company’s new ticker symbol. Of the 2.4 million shares, 657,200 were included in stock payable as of March 31, 2019. All shares were issued on May 2, 2019 as noted in a board resolution upon the success of triggering events previously noted.

Settlement of debt

On April 5, 2019 the Company settled the promissory note with Yellowstone for the remaining total balance with fees of $4,000 (see Note 10). The note was satisfied in full with cash on that date with a confirmation that the balance was fully satisfied.

On April 17, 2019 the Company settled the promissory note with Last Chance Funding with a remaining total balance of $4,375 for $3,000 (see Note 10). The note was satisfied in full with cash on that date with a confirmation that the balance was fully satisfied.

On April 25, 2019 the Company settled the promissory note with On Deck with a remaining total balance of $11,622 for $11,600 in six monthly payments (see Note 10). This note was still considered in default until paid in full. The Company made the first settlement payment on April 29, 2019 for $1,944.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

International Land Alliance, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Wyoming on September 26, 2013. We are based in San Diego, California. We are a residential land development company with target properties located primarily in the Baja California Norte region of Mexico and southern California. Our principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building lots, securing financing for the purchase of the lots, improving the properties’ infrastructure and amenities, and selling the lots to homebuyers, retirees, investors and commercial developers. We offer the option of financing (i.e. taking a promissory note from the buyer for all or part of the purchase price) with a guaranteed acceptance on any purchase for every customer.

Overview

As of March 31, 2019 we had:

●	Conducted market research to identify potential home buyers in the United States, Canada, Europe, and Asia. Developed marketing materials in print media and online;

●	Developed an interactive website for visitors to view condominium and villa options and allow customization;

Results of Operations for the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

We did not record any revenues for the three months ended March 31, 2019 and 2018. Total operating expenses recorded for the three months ended March 31, 2019 were $180,914 compared to $221,078 for the three months ended March 31, 2018. We had a net loss during the three months ended March 31, 2019, of $(234,518); and a net loss of $(233,420) during the three months ended March 31, 2018.

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

Capital Resources and Liquidity

Cash was $111,280 and $971 at March 31, 2019 and December 31, 2018, respectively. As shown in the accompanying financial statements, we recorded a loss of $234,518 and $233,420 for the three months ended March 31, 2019 and three months ended March 31, 2018, respectively. Our working capital deficit at March 31, 2019 was $1,155,358 and net cash flows used in operating activities for three months ended March 31, 2019 were $(177,361). These factors and our ability to raise additional capital to accomplish our objectives, raises doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating only minimal revenues over the next twelve months. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2019 was ($177,361) which resulted primarily due to the loss of $234,518 offset by an increase in accrued expenses of $60,755. Net cash flows used in operating activities for the three months ended March 31, 2018 was $(321,257) which resulted primarily due G&A expenses of $233,420 and increase in accrued expenses of $97,682.

Investing Activities

Net cash flows used in investing activities was ($517,051) for the three months ended March 31, 2019. The funds were used for the acquisition of an investment property. There were no investment cash activities for the three months ended March 31, 2018.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2019 was $804,721 primarily from cash proceeds from sale of common stocks and warrants of $10,000 and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $42,500, cash proceeds from a warrant exercise of $46,000, and cash proceeds from notes payable of $710,000. Net cash flows provided by financing activities for the three months ended March 31, 2018 was $319,000 primarily from cash proceeds from sale of common stocks and warrants of $48,500, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $203,000 and cash proceeds from note payable of $67,500.

As a result of these activities, we experienced an increase in cash and cash equivalents of $110,309 for the three months ended March 31, 2019, and a decrease in cash and cash equivalents of $2,257 for the three months ended March 31, 2018, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

We have no agreements in place with our shareholders, officers and directors or with any third parties to fund operations. We have not negotiated nor has available to us any other third-party sources of liquidity. Other than the acquisition development of future resort properties in Mexico, we do not anticipate any material capital requirements for the next twelve months ending March 2020.

Off-balance Sheet Arrangements

Since our inception through March 31, 2019, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d - 15(f) under the Securities Exchange Act of 1934). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can provide only reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of March 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of March 31, 2019. Such conclusion was reached based on the following material weaknesses noted by management:

a) We have a lack of segregation of duties due to the small size of the Company.

b) The Company did not maintain reasonable control over records underlying transactions necessary to permit preparation of the Company’s financial statements.

c) Lack of controls that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposal of the Company’s assets that could have a material effect on the financial statements.

d) Lack of a formal fulltime CFO position who can devote significant attention to financial reporting resulted in multiple audit adjustments.

e) Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management believes the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future period.

Changes in Internal Control over Financial Reporting

With continued efforts to increase oversight and to remediate any underlying control issues, the Company has engaged the services of a third-party consulting firm to implement adequate processes and procedures to strengthen controls. The goal is of the Company is to build an established finance and accounting department as the Company continues to increase operations. Other than with respect to the ongoing plan for improved internal controls, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management expects to strengthen internal control further during 2019 which is subject to available financial resources by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

There are no updates to risk factors previously discussed in our Form 10-K Annual Report for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock sold with Warrants

On March 29, 2019, the Company received cash proceeds of $10,000 for 20,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $7,573 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $10,000 was allocated to equity. As of March 31, 2019, the funds received were included in equity as stock payable until the shares were eventually issued subsequent to the period end.

Warrant Exercise

On January 28, 2019, the Company received cash proceeds of $40,000 for 400,000 shares of common stock to be issued in a warrant exercise to a third-party investor. As of March 31, 2019, the funds received were included in equity as stock payable until the shares were eventually issued subsequent to the period end.

On March 13, 2019, the Company received cash proceeds of $6,000 for 48,000 shares of common stock to be issued in a warrant exercise to two (2) third-party investors. As of March 31, 2019, the funds received were included in equity as stock payable until the shares were eventually issued subsequent to the period end.

Common stocks sold with a promise to deliver title to Plot of Land and Warrants

On February 27, 2019, the Company received cash proceeds of $17,500 for 35,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land). The total cash proceeds of $17,500 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $9,875; and plot of land was valued at $7,625. As of March 31, 2019, the funds received were included in equity as stock payable until the shares were eventually issued subsequent to the period end.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 17, 2019	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
President, Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

