Form 10-Q
period 2019-06-30
International Land Alliance Inc.
filed 2019-08-15
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Class	Outstanding as of August 15, 2019
Preferred Stock, $0.001 par value per share	28,000 shares
Common Stock, $0.001 par value per share	18,933,101 shares

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ILAL	OTCQB

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS

Current Assets:
Cash	$9,162	$971
Total Current Assets	9,162	971

Land held for sale (Note 3)	649,737	-
Land (Note 3)	180,470	-
Building, net (Note 3)	925,889	-

TOTAL ASSETS	$1,765,258	$971

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$29,046	$17,198
Accrued expenses	159,885	440,714
Due to officer	5,874	-
Convertible debt	-	7,000
Promissory notes, net	630,028	17,387
Promissory notes, net - in default	716,760	15,546
Total Current Liabilities	1,541,593	497,845

Long-Term Liabilities:
Promissory notes, net long-term	68,419	68,075
TOTAL LIABILITIES	1,610,012	565,920

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 100,000 shares authorized; 28,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	28	28
Common stock, $0.001 par value; 75,000,000 shares authorized; 18,881,101 shares and 15,927,901 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	18,881	15,928
Additional paid in capital	5,925,423	4,762,547
Stock payable and stock subscription receivable	-	35,420
Accumulated deficit	(5,789,086)	(5,378,872)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	155,246	(564,949)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,765,258	$971

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue	$455,306	$-	$455,306	$-

Cost of revenue	20,263	-	20,263	-

Gross profit	435,043	-	435,043	-

Operating Expenses
General & administrative	487,799	175,557	668,713	396,635

Operating loss	(52,756)	(175,557)	(233,670)	(396,635)

Other Income (Expense)
Gain on settlement of debt	8,406	-	8,406	-
Interest expense	(131,346)	(35,712)	(184,950)	(48,054)
Total Other Income (Expenses)	(122,940)	(35,712)	(176,544)	(48,054)

Net Loss	(175,696)	(211,269)	(410,214)	(444,689)

Net loss per share - basic and diluted	(0.01)	(0.01)	(0.02)	(0.03)

Weighted average number of common shares outstanding - basic and diluted	17,823,932	15,193,390	16,904,082	14,946,057

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2018

	Preferred Stock		Common Stock		Additional	Stock Payable and Stock
	Number	Par Value	Number	Par Value	Paid-in- Capital	Subscription Receivable	Accumulated Deficit	Total
Balance - December 31, 2017	28,000	$28	14,319,901	$14,320	$4,313,510	$-	$(4,697,465)	$(369,607)
Common stock and warrants sold for cash	-	-	114,000	114	35,886	-	-	36,000
Common stock, warrants and plots promised for cash, net	-	-	542,000	542	159,531	-	-	160,073
Net loss	-	-	-	-	-	-	(233,420)	(233,420)
Balance – March 31, 2018 (unaudited)	28,000	$28	14,975,901	$14,976	$4,508,927	$-	$(4,930,885)	$(406,954)
Common stock and warrants sold for cash	-	-	140,000	140	34,860	-	-	35,000
Common stock, warrants and plots promised for cash, net	-	-	238,000	238	104,298	-	-	104,536
Common stock issued for warrant exercise			80,000	80	7,920	-	-	8,000
Net loss	-	-	-	-	-	-	(211,269)	(211,269)
Balance - June 30, 2018 (unaudited)	28,000	$28	15,433,901	$15,434	$4,656,005	$-	$(5,142,154)	$(470,687)

For the three and six months ended June 30, 2019

Balance - December 31, 2018	28,000	$28	15,927,901	$15,928	$4,762,547	$35,420	$(5,378,872)	$(564,949)
Common stock and warrants sold for cash	-	-	-	-	-	10,000	-	10,000
Common stock, warrants and plots promised for cash, net	-	-	50,000	50	15,445	17,500	-	32,995
Common stock issued for warrant exercise	-	-	-	-	-	46,000	-	46,000
Net loss	-	-	-	-	-	-	(234,518)	(234,518)
Balance – March 31, 2019 (unaudited)	28,000	$28	15,977,901	$15,978	$4,777,992	$108,920	$(5,613,390)	$(710,472)
Consideration for title transfer of Oasis Park Resort	-	-	-	-	670,000	(670,000)	-	-
Common stock and warrants sold for cash	-	-	90,000	90	42,410	(10,000)	-	32,500
Common stock, warrants and plots promised for cash, net	-	-	389,200	389	141,845	(52,920)	-	89,314
Common stock issued for warrant exercise	-	-	768,000	768	129,232	(46,000)	-	84,000
Common stock issued for services	-	-	1,656,000	1,656	163,944	-	-	165,600
Transfer of title for Oasis Park Resort	-	-	-	-	-	670,000	-	670,000
Net loss	-	-	-	-	-	-	(175,696)	(175,696)
Balance - June 30, 2019 (unaudited)	28,000	$28	18,881,101	$18,881	$5,925,423	$-	$(5,789,086)	$155,246

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018

Cash Flows from Operating Activities:
Net loss	$(410,214)	$(444,689)
Adjustments to reconcile net loss to net used in operating activities:
Share-based compensation	165,600	-
Gain on settlement of debt	(8,406)	-
Amortization of debt discount	675	4,660
Depreciation expense	15,692	-
Changes in operating assets and liabilities:
Due to officer	5,874	-
Accounts payable	11,848	22,942
Land held for sale	20,263	-
Accrued expenses	(292,614)	(94,402)
Net cash used in operating activities	(491,282)	(511,489)

Cash Flows from Investing Activities
Purchase of property	(517,051)	-
Net cash used in investing activities	(517,051)	-

Cash Flows from Financing Activities:
Cash proceeds from sale of common stock and warrants	42,500	71,000
Cash proceeds from sale of common stock, warrants and plots of land promised, net	142,500	362,500
Cash proceeds from warrant exercise	130,000	8,000
Cash payments on convertible debt and promissory notes	(33,476)	(7,892)
Cash proceeds from note payable	735,000	112,079
Net cash provided by financing activities	1,016,524	545,687

Net increase in cash	8,191	34,198

Cash, beginning of the period	971	13,678

Cash, end of the period	$9,162	$47,876

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$29,989	$-

Title transfer for Oasis Park Resort	$670,000	$-
Lot obligation satisfied for land	$20,191	$-
Acquisition and mortgage assumed as part of asset purchase	$605,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

For the Three and Six Months Ended June 30, 2019

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the audited financial statements and notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 24, 2019.

Going Concern

The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of June 30, 2019, the Company’s current liabilities exceeded its current assets by $1,532,431. The Company has recorded a net loss of $410,214 for the six months ended June 30, 2019 and has an accumulated deficit of $5,789,086 as of June 30, 2019. Net cash used in operating activities for the six months ended June 30, 2019 was $491,282. Although the Company has had difficulty in obtaining working lines of credit from financial institutions and trade credit from vendors, management has been able to raise capital from private placements and further expand the Company’s operations geographically to continue its growth. During the six months ended June 30, 2019, the Company initiated Private Placements of its securities, and had warrants exercised receiving total cash proceeds of $315,000. In addition, the Company obtained financing through short term notes payable totaling $735,000.

The Company has begun to recognize revenues during the three and six months ended June 30, 2019 and is continuing to focus its efforts on increased marketing campaigns to sell the plots of land. Americans and Canadians can own property in Mexico through a Fideicomiso or Bank Trust. Any foreigner can institute a Fideicomiso (the equivalent to an American beneficial trust) through a Mexican bank (ILA has selected Banco Bajio) in order to purchase real estate anywhere in Mexico, including what is commonly called the Restricted Zone. To do so, the buyer requests a Mexican bank to act as a trustee on his/her behalf. This conveys the same bundle of rights that holding property “fee simple” does in the United States. The property can be willed, leased, sold, rented, or improved in perpetuity and it is irrevocable. This title management system is very common in Mexico.

However, management determined in prior reporting periods that it does not fulfill “ownership”, as title is held by Banco Bajio, pursuant to generally accepted accounting principles in the United States of America. During the current period, the Company has taken title to all 497 acres fee simple in the name of its wholly-owned subsidiary, International Land Alliance, S.A. de C.V.. Banco Bajio will continue to act as Trustee for all Fideimosos on an ongoing basis.

Upon completion of the Oasis Park Resort, the Company also plans to take title fee simple for its Villas del Enologo in Rancho Tecate and Valle Divino in Ensenada, Baja California, while using Banco Bajio for all Fideicomisos.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales and weak demand for purchase of plots continues, the Company will experience a shortfall in cash and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its future operations subsequent to June 30, 2019. Given the liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”) a Company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”); the Company has a 100% equity interest in ILA Mexico. ILA Fund includes cash as it’s only assets with minimal expenses as of June 30, 2019. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities and minimal expenses as of June 30, 2019. All intercompany balances and transactions are eliminated in consolidation.

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

As of June 30, 2019, there are no assets and liabilities that were measured or recognized at fair value on a recurring basis.

Land Held for Sale

We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition and (3) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell.

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

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

We reviewed all agreements at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Considering there was no revenue in prior periods, the comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial to our balance sheets as of June 30, 2019 and December 31, 2018 and to our statements of operations and cash flows for the three and six months ended June 30, 2019 and 2018.

We determine revenue recognition through the following steps:

●	identification of the agreement, or agreements, with a buyer and/or investor;
●	identification of the performance obligations in the agreement for the sale of lots including delivering title to the property being acquired from ILA;
●	determination of the transaction price;
●	allocation of the transaction price to the lots purchased when issued with equity or warrants to purchase equity in the Company; and
●	recognition of revenue when, or as, we satisfy a performance obligation such as delivering title to lots purchased.

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of lot sales or the execution of terms and conditions contracts with third parties and investors. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration was historically paid prior to transfer of title as stated above and in future land sales, the Company plans to transfer title to buyers at the time consideration has been transferred. We apply judgment in determining the customer’s ability and intention to pay.

A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer, which for us is transfer of title to our buyers. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. We have concluded the sale of property are accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring title to the customer.

We recognize revenue when we satisfy a performance obligation in a contract by transferring control over property to a customer when land title is legally transferred by the Company. Our principal activities in the real estate development industry which we generate our revenues is the sale of developed and undeveloped land. The Company began to recognize revenues related to undeveloped land lots sold since inception during the three and six months ended June 30, 2019. We previously recorded as an accrued liability, the relative fair value of plots of land sold by the Company to investors in conjunction with the sale of common stock to raise capital. The portion of the proceeds that was allocated to the lot sales, could not be recognized in revenues as the title was not previously owned by the Company, who had a promise to transfer title to the investor once the Company owned the land. This transfer of title took place in June 2019 and as such the performance obligation to deliver the property was satisfied in order to recognize revenues for all lots sold since inception and moving forward for the Oasis Park Resort property.

Stock-Based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards are determined using the fair value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

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

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2019 and December 31, 2018, total warrants issued and outstanding convertible into common stock amounted to 166,200 shares and 1,075,200 shares, respectively, and all shares are considered anti-dilutive. At June 30, 2019, there were no options granted under the Company’s equity incentive plan.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2019.

Recent Accounting Pronouncements

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

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

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

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), an related party with common ownership, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. It was previously subject to approval by the Mexican government in Baja, California which was finalized in June 2019. As consideration for the promise to transfer title, the Company previously issued 7,500,000 shares of founder’s common stock that was valued at $750,000 or $0.10 per common share. No prior accounting was recorded for this issuance pending resolution of the contingency to transfer title, which was resolved during the three- and six-month period ending June 30, 2019. A portion of this value was allocated to the Oasis Park resort and a portion will be allocated to other properties as the Company continues to receive transfer of title. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as lots are sold.

The Company transferred title to individual plots of land to the investors who have invested in the Company since the Company received this approval of change in transfer of title to the ILA. As such, the Company now recognized revenue for the plot sales previously executed.

NOTE 4 – LAND AND BUILDING

Land and buildings, net as of June 30, 2019 and December 31, 2018:

	Useful life	June 30, 2019	December 31, 2018
Land		$180,470	$-

Land held for sale		649,737	-

Building	20 years	941,581	-
Less: Accumulated depreciation		(15,692)	-
			-
Building, net		$925,889	$-

Depreciation expense was $11,769 and $15,692 for the three and six months ended June 30, 2019. There was no depreciation expense for the three and six months ended June 30, 2018.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2019 and December 31, 2018 is summarized as follows.

	June 30, 2019	December 31, 2018
Relative fair value of plots of land sold	$-	$435,115
Accrued interest	159,885	5,599
Total Accrued Expense	$159,885	$440,714

The Company recorded as accrued expense the relative fair value of plots of land sold by the Company to investors in conjunction with the sale of common stock to raise capital (Note 8).

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company paid to its Chief Executive Officer consulting fees for services directly related to continued operations of $13,500 and $40,805 for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

The Company paid to its Chief Financial Officer consulting fees of $35,334 and $138,079 for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. Such amounts were determined by the Chief Executive Officer and Chief Financial Officer, as the Company currently does not have employment or consulting agreements.

The Company paid to its Secretary consulting fees for services directly related to continued operations of $2,500 and $33,706 for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. During the three and six months ended June 30, 2019, the Company’s Secretary paid for certain business expenses totaling $5,874 related to the Emerald Grove property for which she will be reimbursed by the Company.

The Company has obtained financing through one of its existing shareholders, Sylva International, who also provides marketing services to the Company. See Note 10.

The Company’s Chief Financial Officer, Jason Sunstein, also facilitated the Emerald Grove asset purchase as described in Note 3.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land

There is one remaining land project consisting of 20 acres to be acquired and developed into Valle Divino resort in Ensenada, which is subject to approval by the Mexican government in Baja, California. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of June 30, 2019, there was no promise to deliver title on any lots for the Valle Divino resort.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at June 30, 2019 was 75,000,000 authorized common shares and 100,000 authorized preferred shares, both with a par value of $0.001 per share.

Common Stock

For Six Months Ended June 30, 2019

In April 2019, the Board approved the issuance of 2,363,200 shares of common stock for cash, services, warrants, and plots promised for cash or services with a value of approximately $321,000. Of the 2.4 million shares, 657,200 were previously included in stock payable. All shares were issued on May 2, 2019 as noted in a board resolution upon the success of triggering events previously noted and any shares previously included in stock payable are now considered issued as of June 30, 2019. See further detail below.

Common Stock Issued for Services

On April 1, 2019, the Company issued 1,656,000 shares of common stock to be issued for services valued at $165,600. The majority of these shares included the issuance of 1,200,000 shares to be issued for consulting services valued at approximately $120,000. The share issuance was contingent upon certain triggering events including the effectuation of our public listing and successful commencement of trading under the Company’s new ticker symbol. The value of shares would have previously been treated as stock payable until the shares were eventually issued in May 2019 as noted above.

Common Stock sold with Warrants

On March 26, 2019, the Company received cash proceeds of $10,000 for 20,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $7,573 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $10,000 was allocated to equity.

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

On May 3, 2019, the Company issued 40,000 shares of common stock to a third-party investor for cash proceeds of $20,000. In conjunction with this sale of shares, the Company also attached and issued 40,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $188,428 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $5.00, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $20,000 was allocated based upon the relative fair value of the shares and warrants in the following amounts: shares were valued at $10,298; and warrants were valued at $9,702.

On May 6, 2019, the Company issued 20,000 shares of common stock to a third-party investor for cash proceeds of $10,000. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $94,214 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $5.00, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $10,000 was allocated based upon the relative fair value of the shares and warrants in the following amounts: shares were valued at $5,149; and warrants were valued at $4,851.

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

On April 8, 2019, the Company issued 45,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $4,500.

On April 17, 2019, the Company issued 80,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $20,000.

On May 15, 2019, the Company issued 100,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $50,000.

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

On April 8, 2019, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 100,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $37,863 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $24,629; warrants were valued at $18,651, and plot of land was valued at $6,720.

On May 24, 2019, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 100,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $108,345 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $1.27, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $14,536; warrants were valued at $31,498, and plot of land was valued at $3,966.

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

At June 30, 2019 and December 31, 2018, 28,000 shares of Series A Preferred Stock were issued and outstanding.

Warrants

A summary of the Company’s warrant activity during the six months ended June 30, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2018	1,075,200	$0.27	0.60
Granted	340,000	0.49	0.59
Exercised	(768,000)	0.41	-
Forfeit/Canceled	(481,000)	0.24	-
Outstanding at June 30, 2019	166,200	$0.44	0.57

Exercisable at June 30, 2019	166,200

At June 30, 2019, 166,200 warrants were exercisable into common stock. The exercise price of warrants to convert into common stock ranged from $0.10 to $0.50 per warrant, and term of exercise of warrants was one year from the date of issuance. The aggregate intrinsic value as of June 30, 2019 and December 31, 2018 was approximately $94,000 and $133,000, respectively.

Stock Options

On February 11, 2019, the Company’s board approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of June 30, 2019, ILA has not granted any options, as such, there is no share-based compensation for the three or six months ended June 30, 2019.

NOTE 9 – INCOME TAX

Income tax expense for the six months ended June 30, 2019 and 2018 is summarized as follows.

	June 30, 2019	June 30, 2018

Deferred:
Federal	$(86,145)	$(404,177)
State	—	—
Change in valuation allowance	86,145	404,177
Income tax expense (benefit)	$—	$—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry forward	$578,266	$492,121
Total gross deferred tax assets	578,266	492,121
Less - valuation allowance	(578,266)	(492,121)
Net deferred tax assets	$—	$—

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

At June 30, 2019, the Company had accumulated deficit of approximately $5,800,000 for U.S. federal and Wyoming income tax purposes, such net operating losses (NOLs) are available to offset future taxable income expiring on various dates through 2035. Due to changes in our ownership through common stock issuances, the utilization of NOLs may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. We have not conducted a complete analysis to determine the extent of these limitations or any future limitation. Such limitations could result in the permanent loss of a significant portion of the NOLs. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the six months ended June 30, 2019 and 2018 was an increase of $86,145 and $404,177, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of June 30, 2019, tax years 2015, 2016, 2017 and 2018 remain open for examination by the IRS and California. The Company has received no notice of audit from the Internal Revenue Service or California for any of the open tax years.

NOTE 10 – DEBT

Promissory Notes - long-term

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on May 1, 2028. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note. During the three months ended June 30, 2019 and 2018, the Company amortized $187 and $24, respectively, of the debt discount into interest expense. During the six months ended June 30, 2019 and 2018, the Company amortized $375 and $209, respectively, of the debt discount into interest expense, leaving a remaining total debt discount on the note of $6,543 and $6,918 as of June 30, 2019 and December 31, 2018, respectively. There was accrued interest of $5,874 and $5,599 at June 30, 2019 and December 31, 2018, respectively. There were two small principal payments made on the note during the six months ended June 30, 2019 as the note was previously deferred until April 8, 2019 when payments re-commenced. As of June 30, 2019, the remaining principal balance was $74,990 with a current portion due of $28

PrideCo

As discussed in Note 3, in March 2019, the Company assumed liabilities related to the assigned deeded property in Note 4. The liabilities include a mortgage entered into with PrideCo Private Mortgage Loan Fund, LP for $605,000 with prepaid interest of $2,353 on the date of closing, March 18, 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default.  Mr. Sunstein remains a guarantor on the mortgage. The amount has been prorated for the days remaining in the month. The mortgage bears interest monthly on the unpaid principal at 10% with interest only payments commencing on May 1, 2019 and applied to interest due prior to any additional principal payments. Any late payments will include an additional 10% based on the principal plus unpaid interest accrued at the time. The loan matures on April 1, 2020 and is secured by the property acquired. There is no prepayment penalty on this loan after the first sixty days and any remaining principal at the maturity of the loan is due in full. As of June 30, 2019, the balance on the mortgage payable totaled $605,000. For the three and six months ended June 30, 2019, there was interest expense of $7,395 and $22,520 with accrued interest of $5,042 as of June 30, 2019.

Promissory Notes – Previously and Currently in Default

Yellowstone

On August 9, 2018, the Company issued a promissory note to Yellowstone for $12,325 of cash consideration. The note bears interest at 25%, matured on December 9, 2018. The Company also recorded a $4,540 debt discount due to origination fees due at the beginning of the note. As of June 30, 2019, there is no remaining debt discount on the note. This note was previously in default and was being paid down through a debt settlement agency hired by the Company. On April 5, 2019 the Company settled the promissory note with Yellowstone for the remaining total balance with fees for $4,000. The note was satisfied in full with cash on that date with a confirmation that the balance was fully satisfied. As of June 30, 2019, the balance is $0.

EBF

On August 10, 2018, the Company issued a promissory note to EBF for $21,750 of cash consideration. The note bears interest at 15%, matures on December 10, 2018. The Company also recorded a $7,475 debt discount due to origination fees due at the beginning of the note. As of June 30, 2019, there is no remaining debt discount on the note. This note was previously in default and was being paid down through a debt settlement agency hired by the Company. The balance was paid in full as of June 30, 2019.

On Deck

On April 4, 2018, the Company issued a promissory note to On Deck for $35,000 of cash consideration. The note bears interest at 94%, matured on January 6, 2019. The Company also recorded a $14,140 debt discount due to origination fees due at the beginning of the note. During the six months ended June 30, 2019, the company amortized $52 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of June 30, 2019. This note is currently in default and was previously being paid down through a debt settlement agency hired by the Company until April 25, 2019, when the Company settled the promissory note with On Deck with a remaining total balance of $11,467 for $11,600 to be paid in six monthly payments. This note is still considered in default until paid in full. The Company began making settlement payments on April 29, 2019. As of June 30, 2019, the remaining settled balance is $6,760.

Last Chance Funding

On October 10, 2018, the Company issued a promissory note to Last Chance Funding for $7,450 of cash consideration. The note bears interest at 15% and matured on January 5, 2019. The Company also recorded a $2,795 debt discount due to origination fees due at the beginning of the note. During the six months ended June 30, 2019, the Company amortized $248 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of June 30, 2019. This note was previously in default and was being paid down through a debt settlement agency hired by the Company. On April 17, 2019 the Company settled the promissory note with Last Chance Funding with a remaining total balance for $3,000. The note was satisfied in full with cash on that date with a confirmation that the balance was fully satisfied. As of June 30, 2019, the balance is $0.

Notes Payable - Shareholders

In March 2019, the Company entered into short term notes payable with six existing shareholders of the Company totaling $710,000. The notes bear interest at 20% and all notes mature in June 2019. As of June 30, 2019, the loans were in default and the balance on the loan payable totaled $710,000. As of and for the six months ended June 30, 2019, there was accrued interest, default interest, and interest expense of $148,623. The loans are secured by collateral of certain property interests held by the Company and restricted common stock pledges totaling 1,420,000 shares which are held by the Company’s legal counsel. The funds were used to finance the acquisition discussed in Note 3. The Company is currently in the process of obtaining financing to satisfy the notes in full.

Convertible Notes

Sylva International

On September 18, 2018, the Company issued a convertible note to Sylva International for $25,000 of cash consideration. The note is convertible into common stock at a fixed price of $0.50 per share. The note bears interest at 24%, matured on December 19, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price. The Company paid $18,000 leaving a remaining balance of $7,000 at December 31, 2018, respectively. As of and during the six months ended June 30, 2019, the Company satisfied the remaining balance of the note and any accrued interest in full.

In addition to the financing provided by Sylva, they also have provided marketing services to the Company and have purchased 225,000 shares of the Company’s common stock. The total marketing expense incurred for Sylva was approximately $90,000 for the three and six months ended June 30, 2019.

Promissory Notes - short-term

On June 26, 2019, the Company entered into a short-term note payable with an existing shareholder of the Company totaling $25,000. The notes bear interest at 10% and the note matures in August 26, 2019. As of June 30, 2019, the balance on the loan payable totaled $25,000. As of and for the six months ended June 30, 2019, there was accrued interest and interest expense of $164, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2019, the Company issued 52,000 shares of common stock to third-parties for services valued at $26,000.

Between August 1 and August 5, 2019, the Company issued 320,000 shares of common stock in warrant exercises to four third-party investors for cash proceeds of $144,000.

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

Overview

As of June 30, 2019, we had:

●	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential lot sales and development.

●	Completed development of our interactive website for visitors to view condominium and villa options and allow customization;

●	Assumed title of the Oasis Park Resort in San Felipe. As progress continues on the development of the Oasis Park Resort, the Company is expecting the transfer of title on the Villas del Enologo in Rancho Tecate and Valle Divino in Ensenada, Baja California in the near future as it continues to follow the necessary steps to complete this legal process.

●	Continued our efforts to secure the proper financing and capital by exploring various options that will help achieve our goals of advanced development and additional investment opportunities.

Results of Operations for the Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

We recorded revenues for the three and six months ended June 30, 2019 of $455,306 as we were able to satisfy our performance obligation and recognize sales of lots related to our Oasis Park Resort having assumed title of the property in June 2019. We did not record any revenues for the three and six months ended June 30, 2018. Total cost of revenues for the three and six months ended June 30, 2019 were $20,263. There was no cost of revenues for the three or six months ended June 30, 2018. Total operating expenses recorded for the three and six months ended June 30, 2019 were $487,799 and $668,713, respectively, compared to $175,557 and $396,635, respectively, for the three and six months ended June 30, 2018. We had a net loss during the three and six months ended June 30, 2019, of $(175,696) and $(410,214); and a net loss of $(211,269) and $(444,689), respectively during the three and six months ended June 30, 2018.

The factors that will most significantly affect future operating results will be:

●	The acquisition of land with lots for sale;

●	The sale price of future lots, compared to the sale price of lots in other resorts in Mexico;

●	The cost to construct a home on the lots to be transferred, and the quality of construction;

●	The quality of our amenities; and

●	The global economy and the demand for vacation homes.

●	The negotiations to extend or refinance our debt in default

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Cash was $9,162 and $971 at June 30, 2019 and December 31, 2018, respectively. As shown in the accompanying financial statements, we recorded a loss of $175,696 and $410,214, respectively, for the three and six months ended June 30, 2019 and $211,269 and $444,689, respectively, for the three and six months ended June 30, 2018. Our working capital deficit at June 30, 2019 was $1,532,431 and net cash flows used in operating activities for six months ended June 30, 2019 were $(491,282). These factors and our ability to raise additional capital to accomplish our objectives, raise doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating continued revenues over the next twelve months as we continue to market the sale of lots held for sale, now having assumed title of our Oasis Park Resort property. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2019 was ($491,282) which resulted primarily due to the loss of $410,214 offset by non-cash share-based compensation of $165,600 and a decrease in accrued expenses of $292,614. Net cash flows used in operating activities for the six months ended June 30, 2018 was $(511,489) which primarily resulted due to the loss of $444,689 and a decrease in accrued expenses of $94,402.

Investing Activities

Net cash flows used in investing activities was ($517,051) for the six months ended June 30, 2019. The funds were used for the acquisition of an investment property. There were no investment cash activities for the six months ended June 30, 2018.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2019 was $1,016,524 primarily from cash proceeds from sale of common stocks and warrants of $42,500, cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $142,500, cash proceeds from warrant exercises of $130,000, cash proceeds from notes payable of $735,000, and cash payments on convertible debt and promissory notes of $33,476. Net cash flows provided by financing activities for the six months ended June 30, 2018 was $545,687 primarily from cash proceeds from sale of common stocks and warrants of $71,000, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $362,500, cash proceeds from warrant exercise of $8,000 and cash proceeds from note payable of $112,079.

As a result of these activities, we experienced an increase in cash and cash equivalents of $8,191 for the six months ended June 30, 2019 and an increase in cash and cash equivalents of $34,198 for the six months ended June 30, 2018, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

We have no agreements in place with our shareholders, officers and directors or with any third parties to fund operations. We have not negotiated nor has available to us any other third-party sources of liquidity. Other than the acquisition development of future resort properties in Mexico, we do not anticipate any material capital requirements for the next twelve months ending June 2020.

Off-Balance Sheet Arrangements

Since our inception through June 30, 2019, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) is responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers has concluded that as of June 30, 2019, our disclosure controls and procedures that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were ineffective due to the material weaknesses identified below.

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

Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of June 30, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation under the COSO framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2019. Such conclusion was reached based on the following material weaknesses noted by management:

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

e) Lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management believes the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

In April 1, 2019, the Company issued 1,656,000 shares of common stock for services rendered valued at $165,600. The majority of these shares included the issuance of 1,200,000 shares for consulting services valued at approximately $120,000.

On July 1, 2019, the Company issued 52,000 shares of common stock to third-parties for services valued at $26,000.

Common Stock sold with Warrants

On March 26, 2019, the Company received cash proceeds of $10,000 for 20,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $7,573 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $10,000 was allocated to equity.

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

On May 3, 2019, the Company issued 40,000 shares of common stock to a third-party investor for cash proceeds of $20,000. In conjunction with this sale of shares, the Company also attached and issued 40,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $188,428 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $5.00, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $20,000 were allocated based upon the relative fair value of the shares and warrants in the following amounts: shares were valued at $10,298; and warrants were valued at $9,702.

On May 6, 2019, the Company issued 20,000 shares of common stock to a third-party investor for cash proceeds of $10,000. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $94,214 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $5.00, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $10,000 were allocated based upon the relative fair value of the shares and warrants in the following amounts: shares were valued at $5,149; and warrants were valued at $4,851.

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

On April 8, 2019, the Company issued 45,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $4,500.

On April 17, 2019, the Company issued 80,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $20,000.

On May 15, 2019, the Company issued 100,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $50,000.

Between August 1 and August 5, 2019, the Company issued 320,000 shares of common stock in warrant exercises to four third-party investors for cash proceeds of $144,000.

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

On April 8, 2019, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 100,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $37,863 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $24,629; warrants were valued at $18,651, and plot of land was valued at $6,720.

On May 24, 2019, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land (the title to which not currently owned by the Company as its promise to transfer title to the investor once the Company owns the land) and issued 100,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $108,345 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $1.27, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $14,536; warrants were valued at $31,498, and plot of land was valued at $3,966.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 15, 2019	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
President, Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

