Form 10-Q
period 2019-09-30
International Land Alliance Inc.
filed 2020-01-03
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 000-56111

INTERNATIONAL LAND ALLIANCE, INC.
(Exact name of registrant as specified in its charter)

Wyoming	46-3752361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 10th Avenue, Suite 1000, San Diego, California 92101
(Address of principal executive offices) (Zip Code)

(877) 661-4811
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ILAL	OTCQB

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 15, 2019, the registrant had 21,584,566 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current Assets:
Cash	$312	$971
Prepaid expense and other current assets	15,642	-
Total Current Assets	15,954	971

Land held for sale (Note 4)	647,399	-
Land (Note 4)	180,470	-
Building, net (Note 4)	914,120	-

TOTAL ASSETS	$1,757,943	$971

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$37,025	$17,198
Accrued expenses	137,375	440,714
Contract liability	63,000	-
Derivative liability	98,296	-
Convertible debt, net	32,669	7,000
Promissory notes, net	68,635	17,387
Promissory notes, net - in default	432,567	15,546
Total Current Liabilities	869,567	497,845

Long-Term Liabilities:
Promissory notes, net long-term	943,751	68,075
TOTAL LIABILITIES	1,813,318	565,920

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 2,000,000 shares authorized; 28,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	28	28
Common stock, $0.001 par value; 75,000,000 shares authorized; 19,333,101 shares and 15,927,901 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	19,333	15,928
Additional paid in capital	6,187,026	4,762,547
Stock payable and stock subscription receivable	41,045	35,420
Accumulated deficit	(6,302,807)	(5,378,872)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(55,375)	(564,949)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,757,943	$971

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$8,493	$-	$463,799	$-

Cost of revenue	779	-	21,042	-

Gross profit	7,714	-	442,757	-

Operating Expenses
General & administrative	426,024	89,374	1,094,737	486,009

Operating loss	(418,310)	(89,374)	(651,980)	(486,009)

Other Income (Expense)
Gain on settlement of debt	-	-	8,406	-
Loss on derivative liability	(33,921)	-	(33,921)	-
Interest expense	(61,490)	(21,743)	(246,440)	(69,797)
Total Other Income (Expenses)	(95,411)	(21,743)	(271,955)	(69,797)

Net Loss	$(513,721)	$(111,117)	$(923,935)	$(555,806)

Net loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	19,210,253	15,559,010	16,672,181	15,153,379

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2018

	Preferred Stock			Common Stock		Additional Paid-in-	Stock Payable and Stock Subscription	Accumulated
	Number	Par Value		Number	Par Value	Capital	Receivable	Deficit	Total
Balance - December 31, 2017	28,000	$28		14,319,901	$14,320	$4,313,510	$-	$(4,697,465)	$(369,607)
Common stock and warrants sold for cash	-	-		114,000	114	35,886	-	-	36,000
Common stock, warrants and plots promised for cash, net	-	-		542,000	542	159,531	-	-	160,073
Net loss	-	-		-	-	-	-	(233,420)	(233,420)
Balance – March 31, 2018 (unaudited)	28,000	$28		14,975,901	$14,976	$4,508,927	$-	$(4,930,885)	$(406,954)
Common stock and warrants sold for cash	-	-		140,000	140	34,860	-	-	35,000
Common stock, warrants and plots promised for cash, net	-	-		238,000	238	104,298	-	-	104,536
Common stock issued for warrant exercise				80,000	80	7,920	-	-	8,000
Net loss	-	-		-	-	-	-	(211,269)	(211,269)
Balance - June 30, 2018 (unaudited)	28,000	$28		15,433,901	$15,434	$4,656,005	$-	$(5,142,154)	$(470,687)
Common stock, warrants and plots promised for cash, net	-		-	200,000	200	28,873	-	-	29,073
Common stock and warrants sold for cash	-		-	20,000	20	9,980	-	-	10,000
Net loss	-		-	-	-	-	-	(111,117)	(111,117)
Balance, September 30, 2018	28,000	$28		15,653,901	$15,654	$4,694,858	$-	$(5,253,271)	$(542,731)

For the three and nine months ended September 30, 2019

Balance - December 31, 2018	28,000	$28		15,927,901	$15,928	$4,762,547	$35,420	$(5,378,872)	$(564,949)
Common stock and warrants sold for cash	-	-		-	-	-	10,000	-	10,000
Common stock, warrants and plots promised for cash, net	-	-		50,000	50	15,445	17,500	-	32,995
Common stock issued for warrant exercise	-	-		-	-	-	46,000	-	46,000
Net loss	-	-		-	-	-	-	(234,518)	(234,518)
Balance – March 31, 2019 (unaudited)	28,000	$28		15,977,901	$15,978	$4,777,992	$108,920	$(5,613,390)	$(710,472)

Consideration for title transfer of Oasis Park Resort	-	-		-	-	670,000	(670,000)	-	-
Common stock and warrants sold for cash	-	-		90,000	90	42,410	(10,000)	-	32,500
Common stock, warrants and plots promised for cash, net	-	-		389,200	389	141,845	(52,920)	-	89,314
Common stock issued for warrant exercise	-	-		768,000	768	129,232	(46,000)	-	84,000
Common stock issued for services	-	-		1,656,000	1,656	163,944	-	-	165,600
Transfer of title for Oasis Park Resort	-	-		-	-	-	670,000	-	670,000
Net loss	-	-		-	-	-	-	(175,696)	(175,696)
Balance - June 30, 2019 (unaudited)	28,000	$28		18,881,101	$18,881	$5,925,423	$-	$(5,789,086)	$155,246
Common stock and warrants sold for cash	-	-		270,000	270	121,230	30,000	-	151,500
Common stock, warrants and plots promised for cash, net	-	-		50,000	50	13,957	-	-	14,007
Stock issuable upon execution of convertible debts	-	-		-	-	-	10,625	-	10,625
Common stock, warrants, and land issued for services	-	-		132,000	132	126,416	420	-	126,968
Net loss	-	-		-	-	-	-	(513,721)	(513,721)
Balance, September 30, 2019	28,000	$28		19,333,101	$19,333	$6,187,026	$41,045	$(6,302,807)	$(55,375)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months ended
	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities:
Net loss	$(923,935)	$(555,806)
Adjustments to reconcile net loss to net used in operating activities:
Stock based compensation	266,842	-
Gain on settlement of debt	(8,406)	-
Value of land issued for services in excess of cost	25,726	-
Loss on derivative liabilities	33,921	-
Amortization of debt discount	33,531	14,725
Depreciation expense	27,461	-
Changes in operating assets and liabilities:
Other current assets	(15,642)	-
Accounts payable	19,827	7,022
Contract liability	63,000	-
Land held for sale	(17,925)	-
Accrued expenses	(303,339)	(94,402)
Net cash used in operating activities	(798,939)	(628,461)

Cash Flows from Investing Activities
Asset Acquisition	(476,525)	-
Net cash used in investing activities	(476,525)	-

Cash Flows from Financing Activities:
Cash proceeds from sale of common stock and warrants	194,000	81,000
Cash proceeds from sale of common stock, warrants and plots of land promised, net of expenses	136,316	402,500
Cash proceeds from warrant exercise	130,000	8,000
Cash payments on convertible debt and promissory notes	(984,362)	(23,100)
Cash proceeds from note payable	1,730,851	119,999
Proceeds from convertible debt	75,000	50,000
Cash payments on convertible debt	(7,000)	-
Net cash provided by financing activities	1,274,805	638,399

Net increase (decrease) in cash	(659)	9,938

Cash, beginning of the period	971	13,678

Cash, end of the period	$312	$23,616

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$46,504	$-

Title transfer for Oasis Park Resort	$670,000	$-
Lot obligation satisfied for land	$20,191	$-
Acquisition and mortgage assumed as part of asset purchase	$605,000	$-
Debt discount on convertible debt	$75,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2019

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. For further information, refer to the audited financial statements and notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 24, 2019.

Going Concern

The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of September 30, 2019, the Company’s current liabilities exceeded its current assets by $853,613. The Company has recorded a net loss of $923,935 for the nine months ended September 30, 2019 and has an accumulated deficit of $6,302,807 as of September 30, 2019. Net cash used in operating activities for the nine months ended September 30, 2019 was $(798,939). Although the Company has had difficulty in obtaining working lines of credit from financial institutions and trade credit from vendors, management has been able to raise capital from private placements and further expand the Company’s operations geographically to continue its growth. During the nine months ended September 30, 2019, the Company initiated Private Placements of its securities, and had warrants exercised receiving total cash proceeds of $130,000. In addition, the Company obtained financing through term notes payable totaling $1,730,851, and convertible notes of $75,000.

The Company has begun to recognize revenues during the three and nine months ended September 30, 2019 and is continuing to focus its efforts on increased marketing campaigns to sell the plots of land. Americans and Canadians can own property in Mexico through a Fideicomiso or Bank Trust. Any foreigner can institute a Fideicomiso (the equivalent to an American beneficial trust) through a Mexican bank (ILA has selected Banco Bajio) in order to purchase real estate anywhere in Mexico, including what is commonly called the Restricted Zone. To do so, the buyer requests a Mexican bank to act as a trustee on his/her behalf. This conveys the same bundle of rights that holding property “fee simple” does in the United States. The property can be willed, leased, sold, rented, or improved in perpetuity and it is irrevocable. This title management system is very common in Mexico.

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

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales and weak demand for purchase of plots continues, the Company will experience a shortfall in cash and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its future operations subsequent to September 30, 2019. Given the liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”) a Company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”); the Company has a 100% equity interest in ILA Mexico. ILA Fund includes cash as its only assets with minimal expenses as of September 30, 2019. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities and minimal expenses as of September 30, 2019. All intercompany balances and transactions are eliminated in consolidation.

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

Land Held for Sale

The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition and (3) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605). Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

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

The Company reviewed all agreements at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Considering there was no revenue in prior periods, the comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, (“ASC 605”). The adoption of the new revenue recognition guidance was immaterial.

The Company determines revenue recognition through the following steps:

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

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of lot sales or the execution of terms and conditions contracts with third parties and investors. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration was historically paid prior to transfer of title as stated above and in future land sales, the Company plans to transfer title to buyers at the time consideration has been transferred. The Company applies judgment in determining the customer’s ability and intention to pay.

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

The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over property to a customer when land title is legally transferred by the Company. The Company’s principal activities in the real estate development industry which it generates its revenues is the sale of developed and undeveloped land. The Company began to recognize revenues related to undeveloped land lots sold previously and during the three and nine months ended September 30, 2019. The Company previously recorded as an accrued liability, the relative fair value of plots of land sold by the Company to investors in conjunction with the sale of common stock to raise capital. The portion of the proceeds that was allocated to the lot sales, could not be recognized in revenues as the title was not previously owned by the Company, who had a promise to transfer title to the investor once the Company owned the land. This transfer of title took place in June 2019 and as such the performance obligation to deliver the property was satisfied in order to recognize revenues for all lots sold since inception and moving forward for the Oasis Park Resort property.

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

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. At September 30, 2019 and December 31, 2018, total warrants issued and outstanding convertible into common stock amounted to 50,000 shares and 1,075,200 shares, respectively, and all shares are considered anti-dilutive. At September 30, 2019, there were no options granted under the Company’s equity incentive plan.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2019.

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

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement (“RPA” or “the Agreement”) to acquire real property located in Hemet, California, which included approximately 57 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant lots to be used for the purpose of development. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required by the seller to transfer the property for consideration from an individual versus a separate legal entity. The transaction closed on March 18, 2019 and the consideration included a loan financed in the amount of $605,000 (see Note 10) in addition to cash consideration of $524,613 which came from a portion of funds loaned by investors of the Company to be repaid as interest bearing notes payable (see Note 10). On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The attached mortgage obligation was assumed by the Company, as approval by the Board of Directors in March 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default. Mr. Sunstein remained a guarantor on the mortgage until the debt was paid in full during the quarter ended September 30, 2019 through a refinancing transaction (see Note 10). The Company recorded the assets acquired and liabilities assumed at fair value on the date of assignment and assumption.

The Company has included all allowed acquisition costs of $22,050 in the value of the capitalized assets. The building and land asset values were assigned using a purchase price allocation based on the appraised land values. The total of the consideration plus acquisition costs assets of $1,122,050 was allocated to land and building in the following amounts: $180,470 - Land; $941,581 - Building. The land is an indefinite long-lived asset that were assessed for impairment as a grouped asset with the building on a periodic basis. The building has an estimated useful life of 20 years and were depreciated on a straight-line basis.

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. It was previously subject to approval by the Mexican government in Baja, California which was finalized in June 2019. As consideration for the promise to transfer title, the Company previously issued 7,500,000 shares of founder’s common stock that was valued at $750,000 or $0.10 per common share. No prior accounting was recorded for this issuance pending resolution of the contingency to transfer title, which was resolved during the nine-month period ended September 30, 2019. A portion of this value was allocated to the Oasis Park resort and a portion will be allocated to other properties as the Company continues to receive transfer of title. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as lots are sold.

The Company transferred title to individual plots of land to the investors who have invested in the Company since the Company received this approval of change in transfer of title to the ILA. As such, the Company now recognized revenue for the plot sales previously executed.

NOTE 4 – LAND AND BUILDING

Land and buildings, net as of September 30, 2019 and December 31, 2018:

	Useful life	September 30, 2019	December 31, 2018
Land		$180,470	$-

Land held for sale		$647,399	$-

Building	20 years	$941,581	$-
Less: Accumulated depreciation		(27,461)	-
			-
Building, net		$914,120	$-

Depreciation expense was $11,769 and $27,461 for the three and nine months ended September 30, 2019. There was no depreciation expense for the three and nine months ended September 30, 2018.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses as of September 30, 2019 and December 31, 2018 is summarized as follows.

	September 30, 2019	December 31, 2018
Relative fair value of plots of land sold	$-	$435,115
Accrued interest	137,375	5,599
Total Accrued Expense	$137,375	$440,714

The Company recorded as accrued expense the relative fair value of plots of land sold by the Company to investors in conjunction with the sale of common stock to raise capital (Note 8).

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company paid to its Chief Executive Officer consulting fees for services directly related to continued operations of $21,000 and $40,805 for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

The Company paid its Chief Financial Officer consulting fees of $62,749 and $138,079 for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. Such amounts were determined by the Chief Executive Officer and Chief Financial Officer, as the Company currently does not have employment or consulting agreements.

The Company paid to its Secretary consulting fees for services directly related to continued operations of $4,000 and $33,706 for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. During the three and nine months ended September 30, 2019, the Company’s Secretary paid for certain business expenses totaling $12,254 related to the Emerald Grove property for which she will be reimbursed by the Company.

The Company has obtained financing through one of its existing shareholders, Sylva International, who also provides marketing services to the Company. (See Note 10).

The Company’s Chief Financial Officer, Jason Sunstein, also facilitated the Emerald Grove asset purchase as described in Note 3.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land

There is one remaining land project consisting of 20 acres to be acquired and developed into Valle Divino resort in Ensenada, which is subject to approval by the Mexican government in Baja, California. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of September 30, 2019, there was no promise to deliver title on any lots for the Valle Divino resort.

Land purchase

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V. to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly-owned Mexican subsidiary. The Company closed on the agreement on November 5, 2019 subsequent to year end, as a result no accounting impact was recorded as of September 30, 2019.

Commitment to Sell Land

On September 30, 2019, the Company entered into a contract for deed agreement with IntegraGreen whose principal is also a creditor. Under the agreement the Company agreed to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California for a total purchase price of $630,000, $63,000 was paid upon execution and the balance is payable in a balloon payment on October 1, 2026 with interest only payments of $3,780 due on the 1st of each month beginning April 1, 2020. During the duration of the Agreement the Company retains title and is allowed to encumber the property with a mortgage at its discretion. The Company may also evict IntegraGreen from the premises in the case of default under the agreement.

Due to the nature of the agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the initial payment of $63,000 was classified as a contract liability under ASC 606 and it will be recognized as revenue evenly over the contract period using the effective amortization method or upon an event of default in which case the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. As of September 30, 2019, no revenue had been recognized and a contract liability of $63,000 was reported on the Company’s balance sheet.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s capitalization at September 30, 2019 was 75,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share.

Common Stock

For Three and Nine months ended September 30, 2019

In April 2019, the Board approved the issuance of 2,363,200 shares of common stock for cash, services, warrants, and plots promised for cash or services with a value of approximately $321,000. All shares were issued on May 2, 2019.

Common Stock Issued for Services

On April 1, 2019, the Company issued 1,656,000 shares of common stock to be issued for services valued at $165,600. The majority of these shares included the issuance of 1,200,000 shares to be issued for consulting services valued at approximately $120,000. The share issuance was contingent upon certain triggering events including the effectuation of the Company’s public listing and successful commencement of trading under the Company’s new ticker symbol. The value of shares would have previously been treated as stock payable until the shares were eventually issued in May 2019 as noted above.

On July 1, 2019, the Company issued 40,000 shares of common stock valued at $40,000 to a consultant for business development and advisory services. The term of the agreement is for a period of 12 months from the date of execution. As of September 30, 2019, the Company has recorded an expense of $10,000 related to the agreement and expects to recognize an additional expense of $30,000 in future periods.

On July 1, 2019, the Company issued 12,000 shares of common stock valued at $12,000 to a consultant for business development and advisory services. The term of the agreement is for a period of twelve months from the date of execution. As of September 30, 2019, the Company has recorded an expense of $3,000 related to the agreement and expects to recognize an additional expense of $9,000 in future periods.

On July 1, 2019, the Company entered into an agreement with a consultant for real-estate advisory services. Under the terms of the agreement the Company agreed to issue 80,000 shares of common stock valued at $80,000, 50,000 warrants valued at $47,823, and two plots of land with a total value of $25,725. The fair value of $47,823 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $1.00, expected term of two years, expected volatility of 262%, and discount rate of 1.78%. The total value of the consideration issued was $155,107. The term of the agreement is for a period of six months from the date of execution. As of September 30, 2019, the Company has recorded an expense of $77,553 related to the agreement and expects to recognize an additional expense of $77,553 in future periods.

On July 25, 2019, the Company agreed to issue 100,000 shares valued at $95,000 to an investment banker for advisory services. The term of the agreement is for a period of twelve months. As of September 30, 2019, the Company has recorded an expense of $420 related to the agreement and expects to recognize an additional expense of $94,580 in future periods. The shares had not been issued as of September 30, 2019 and stock payable of $420 was recorded as a result.

Common Stock sold with Warrants

On March 26, 2019, the Company received cash proceeds of $10,000 for 20,000 shares of common stock issued to a third-party investor. In conjunction with this sale of shares, the Company also attached and issued 20,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $7,573 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $10,000 was allocated to equity.

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

Warrant Exercise

On January 28, 2019, the Company received cash proceeds of $40,000 for 400,000 shares of common stock to be issued in a warrant exercise by a third-party investor.

On March 13, 2019, the Company received cash proceeds of $6,000 for 48,000 shares of common stock to be issued in a warrant exercise by two (2) third-party investors.

On April 4, 2019, the Company issued 95,000 shares of common stock in a warrant exercise by a third-party investor for cash proceeds of $9,500.

On April 8, 2019, the Company issued 45,000 shares of common stock in a warrant exercise by a third-party investor for cash proceeds of $4,500.

On April 17, 2019, the Company issued 80,000 shares of common stock in a warrant exercise by a third-party investor for cash proceeds of $20,000.

On May 15, 2019, the Company issued 100,000 shares of common stock in a warrant exercise by a third-party investor for cash proceeds of $50,000.

Common stock issued for cash

On August 1, 2019, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $22,500.

On August 5, 2019, the Company issued 120,000 shares of common stock to a third-party investor for cash proceeds of $54,000.

On August 12, 2019, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $45,000.

On August 12, 2019, the Company agreed to issue 66,667 shares of common stock to a third-party investor for cash proceeds of $30,000. The shares had not been issued as of September 30, 2019 and stock payable of $30,000 was recorded as a result.

Common Stock sold with a Promise to Deliver Title to Plot of Land and Warrants

On February 27, 2019, the Company received cash proceeds of $17,500 for 35,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $17,500 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $9,875; and plot of land was valued at $7,625.

On March 8, 2019, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land and issued 50,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair market value of $18,932 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $25,000 was allocated based upon the relative fair market value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $9,446; warrants were valued at $8,750, and plot of land was valued at $6,804.

On April 8, 2019, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land and issued 100,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $37,863 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $0.50, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $24,629; warrants were valued at $18,651, and plot of land was valued at $6,720.

On May 24, 2019, the Company issued 100,000 shares of common stock to a third-party investor for cash proceeds of $50,000. In conjunction with this sale of shares, the Company also attached one (1) plot of land and issued 100,000 warrants at an exercise price of $0.50 per share, exercisable over a term of one year from the date of issuance. The fair value of $108,345 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $1.27, expected term of one year, expected volatility of 232%, and discount rate of 2.72%. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $14,536; warrants were valued at $31,498, and plot of land was valued at $3,966.

On August 2, 2019, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $22,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land and issued 50,000 shares. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $14,007, and plot of land was valued at $8,493.

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

At September 30, 2019 and December 31, 2018, 28,000 shares of Series A Preferred Stock were issued and outstanding.

Warrants

A summary of the Company’s warrant activity during the nine months ended September 30, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2018	1,075,200	$0.27	0.60
Granted	390,000	0.49	0.77
Exercised	(768,000)	0.41	-
Forfeit/Canceled	(647,200)	0.24	-
Outstanding at September 30, 2019	50,000	$0.50	1.75

Exercisable at September 30, 2019	50,000

At September 30, 2019, 50,000 warrants were exercisable into common stock. The exercise price of outstanding warrants for common stock was $0.50 per warrant, and the term of exercise of the outstanding warrants was two years from the date of issuance. The aggregate intrinsic value as of September 30, 2019 and December 31, 2018 was approximately $0 and $133,000, respectively.

Stock Options

On February 11, 2019, the Company’s board approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of September 30, 2019, ILA has not granted any options, as such, there is no share-based compensation for the three or nine months ended September 30, 2019.

NOTE 9 – INCOME TAX

Income tax expense for the nine months ended September 30, 2019 and 2018 is summarized as follows.

	September 30, 2019	September 30, 2018

Deferred:
Federal	$(212,131)	$(116,719)
State	—	—
Change in valuation allowance	212,131	116,719
Income tax expense (benefit)	$—	$—

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry forward	$704,252	$492,121
Total gross deferred tax assets	704,252	492,121
Less - valuation allowance	(704,252)	(492,121)
Net deferred tax assets	$—	$—

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

At September 30, 2019, the Company had an accumulated deficit of approximately $6,302,000 for U.S. federal and Wyoming income tax purposes, such net operating losses (NOLs) are available to offset future taxable income expiring on various dates through 2035. Due to changes in our ownership through common stock issuances, the utilization of NOLs may be subject to annual limitations and discounts under provisions of the Internal Revenue Code. We have not conducted a complete analysis to determine the extent of these limitations or any future limitation. Such limitations could result in the permanent loss of a significant portion of the NOLs. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the nine months ended September 30, 2019 and 2018 was an increase of $212,131 and $116,719, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of September 30, 2019, tax years 2015, 2016, 2017 and 2018 remain open for examination by the IRS and California. The Company has received no notice of audit from the Internal Revenue Service or California for any of the open tax years.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE LIABILITIES

The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 11 & 12) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

●	Level 2	Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2019:

	Amount	Level 1	Level 2	Level 3
Embedded conversion feature derivative liability	$—	$—	$—	$98,296
Total	$—	$—	$—	$98,296

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 12), was convertible at issuance which qualified them as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in ASC Topic No. 815-15, “Derivatives and Hedging (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt.

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through September 30, 2019:

Fair value assumptions:	August 7, 2019 through September 30, 2019
Risk free interest rate	1.88-2.05%
Expected term (years)	0.263-0.585
Expected volatility	265%-276%
Expected dividends	0%

The following table presents a summary of the Company’s derivative liabilities associated with its convertible notes as of September 30, 2018:

Amount
Balance December 31, 2018	$—
Debt discount originated from derivative liabilities	64,375
Initial derivative loss recorded	28,121
Change in fair market value of derivative liabilities	5,830
Balance September 30, 2019	$98,326

NOTE 11 – DEBT

Promissory Notes - long-term

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on May 1, 2028. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note. During the three months ended September 30, 2019 and 2018, the Company amortized $188 and $187, respectively, of the debt discount into interest expense. During the nine months ended September 30, 2019 and 2018, the Company amortized $563 and $396, respectively, of the debt discount into interest expense, leaving a remaining total debt discount on the note of $6,355 and $6,918 as of September 30, 2019 and December 31, 2018, respectively. There was accrued interest of $6,293 and $5,599 at September 30, 2019 and December 31, 2018, respectively. There were two small principal payments made on the note during the nine months ended September 30, 2019 as the note was previously deferred until April 8, 2019 when payments re-commenced. As of September 30, 2019, the remaining principal balance was $74,990.

PrideCo

As discussed in Note 3, in March 2019, the Company assumed liabilities related to the assigned deeded property in Note 3. The liabilities include a mortgage entered into with PrideCo Private Mortgage Loan Fund, LP for $605,000 with prepaid interest of $2,353 on the date of closing, March 18, 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default. Mr. Sunstein remains a guarantor on the mortgage. The amount has been prorated for the days remaining in the month. The mortgage bears interest monthly on the unpaid principal at 10% with interest only payments commencing on May 1, 2019 and applied to interest due prior to any additional principal payments. Any late payments will include an additional 10% based on the principal plus unpaid interest accrued at the time. The loan matures on April 1, 2020 and is secured by the property acquired. There is no prepayment penalty on this loan after the first sixty days and any remaining principal at the maturity of the loan is due in full.

Velocity

On August 9, 2019, the Company issued a mortgage promissory note to Velocity with a face value of $975,000 whereby the Company received $943,751 in cash consideration, net of issuance and financing costs of $31,249 related to the assigned deeded property in Note 4. The proceeds of the note were largely used to repay the Prideco mortgage and other liabilities. The mortgage bears interest monthly on the unpaid principal at 10% with payments commencing on November 1, 2019 and applied to interest due prior to any additional principal payments. Any late payments will include an additional 10% based on the principal plus unpaid interest accrued at the time. The loan matures on October 1, 2021 and is secured by the property. There is no prepayment penalty on this loan after the first sixty days and any remaining principal at the maturity of the loan is due in full.

Promissory Notes – Previously and Currently in Default

Yellowstone

On August 9, 2018, the Company issued a promissory note to Yellowstone for $12,325 of cash consideration. The note bears interest at 25%, matured on December 9, 2018. The Company also recorded a $4,540 debt discount due to origination fees due at the beginning of the note. As of September 30, 2019, there is no remaining debt discount on the note. This note was previously in default and was being paid down through a debt settlement agency hired by the Company. On April 5, 2019 the Company settled the promissory note with Yellowstone for the remaining total balance with fees for $4,000. The note was satisfied in full with cash on that date with a confirmation that the balance was fully satisfied. As of September 30, 2019, the balance is $0.

EBF

On August 10, 2018, the Company issued a promissory note to EBF for $21,750 of cash consideration. The note bears interest at 15%, matures on December 10, 2018. The Company also recorded a $7,475 debt discount due to origination fees due at the beginning of the note. As of September 30, 2019, there is no remaining debt discount on the note. This note was previously in default and was being paid down through a debt settlement agency hired by the Company. The balance was paid in full as of September 30, 2019.

On Deck

On April 4, 2018, the Company issued a promissory note to On Deck for $35,000 of cash consideration. The note bears interest at 94%, matured on January 6, 2019. The Company also recorded a $14,140 debt discount due to origination fees due at the beginning of the note. During the nine months ended September 30, 2019, the company amortized $52 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of September 30, 2019. This note is currently in default and was previously being paid down through a debt settlement agency hired by the Company until April 25, 2019, when the Company settled the promissory note with On Deck with a remaining total balance of $11,467 for $11,600 to be paid in six monthly payments. This note is still considered in default until paid in full. The Company began making settlement payments on April 29, 2019. As of September 30, 2019, the remaining settled balance is $3,160.

Last Chance Funding

On October 10, 2018, the Company issued a promissory note to Last Chance Funding for $7,450 of cash consideration. The note bears interest at 15% and matured on January 5, 2019. The Company also recorded a $2,795 debt discount due to origination fees due at the beginning of the note. During the nine months ended September 30, 2019, the Company amortized $248 of the debt discount into interest expense leaving a remaining total debt discount on the note of $0 as of September 30, 2019. This note was previously in default and was being paid down through a debt settlement agency hired by the Company. On April 17, 2019 the Company settled the promissory note with Last Chance Funding with a remaining total balance for $3,000. The note was satisfied in full with cash on that date with a confirmation that the balance was fully satisfied. As of September 30, 2019, the balance is $0.

Notes Payable - Shareholders

In March 2019, the Company entered into short term notes payable with six existing shareholders of the Company totaling $710,000. The notes bear interest at 20% and all notes mature in June 2019. As of September 30, 2019, the loans were in default and the balance on the loan payable totaled $710,000. As of and for the nine months ended September 30, 2019, there was accrued interest, default interest, and interest expense of $183,593. The loans are secured by collateral of certain property interests held by the Company and restricted common stock pledges totaling 1,420,000 shares which are held by the Company’s legal counsel. The funds were used to finance the acquisition discussed in Note 3. On September 25, 2019, the Company repaid $300,000 of one outstanding note and the Company is currently in the process of obtaining financing to satisfy the remaining notes in full.

On August 24, 2019 the Company paid $60,000 in accrued interest. On September 25, 2019, the note was settled in full through the repayment of all principal and an agreement to pay a total of $22,212 in interest in twelve (12) equal monthly installment payments. For the three and nine months ended September 30, 2019, there was interest expense of $19,337 and $82,000 with accrued interest of $22,212 as of September 30, 2019.

Convertible Notes

Sylva International

On September 18, 2018, the Company issued a convertible note to Sylva International for $25,000 of cash consideration. The note is convertible into common stock at a fixed price of $0.50 per share. The note bears interest at 24%, matured on December 19, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price. The Company paid $18,000 leaving a remaining balance of $7,000 at December 31, 2018, respectively. As of and during the nine months ended September 30, 2019, the Company satisfied the remaining balance of the note and any accrued interest in full.

In addition to the financing provided by Sylva, they also have provided marketing services to the Company and have been issued 225,000 shares of the Company’s common stock. The total marketing expense incurred for Sylva was approximately $90,000 for the nine months ended September 30, 2019.

Promissory Notes - short-term

On June 26, 2019, the Company entered into a short-term note payable with an existing shareholder of the Company totaling $25,000. During the three months ended September 30, 2019 the shareholder advanced an additional $29,552 and the Company made repayments totaling $35,146 during the same period. The notes bear interest at 10% and as of September 30, 2019, the balance on the loan payable totaled $19,406. During the three and nine months ended September 30, 2019, the Company recorded interest expense of $518 and $682, respectively. As of September 30, 2019 all interest had been paid.

NOTE 12 – CONVERTIBLE NOTES

Convertible note - Hoyt

On August 7, 2019, the Company entered into a convertible promissory note pursuant to which it borrowed $50,000, net of an issuance costs of $8,500.

Interest under the convertible promissory note is 20% per annum, and the principal and all accrued but unpaid interest is due on December 7, 2019. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price equal to the lower of (i) the lowest trading price during the previous ten (10) Trading Day period immediately preceding the date of the note or (ii) a price equal to the 75% of the lowest trading price during the previous ten (10) Trading Day period immediately preceding the Conversion date.

The Company recorded a debt discount in the amount of $50,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $21,791 during the three and nine months ended September 30, 2019.

Further, the Company recognized a derivative liability of $61,664 and an initial loss of $20,164 based on the Black-Scholes pricing model. During the three months ended September 30, 2019, the Company recorded an additional loss on derivative liability of $3,387 related to the change in the Company’s stock price.

Convertible note - Gordon

On August 7, 2019, the Company entered into a convertible promissory note pursuant to which we borrowed $25,000, net of an issuance costs of $2,125.

Interest under the convertible promissory note is 20% per annum, and the principal and all accrued but unpaid interest is due on December 7, 2019. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price equal to the lower of (i) the lowest trading price during the previous ten (10) Trading Day period immediately preceding the date of the note or (ii) a price equal to the 75% of the lowest trading price during the previous ten (10) Trading Day period immediately preceding the Conversion date.

The Company recorded a debt discount in the amount of $25,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. The aggregate debt discount has been accreted and charged to interest expenses as a financing expense in the amount of $10,878 during the three and nine months ended September 30, 2019.

Further, the Company recognized a derivative liability of $30,832 and an initial loss of $7,957 based on the Black-Scholes pricing model. During the three months ended September 30, 2019, the Company recorded an additional loss on derivative liability of $1,933 related to the change in the Company’s stock price.

NOTE 13 – SUBSEQUENT EVENTS

Loan repayments

On October 9, 2019, the Company paid $60,000 to a note holder to settle its obligations under a promissory note.

On October 23, 2019, the Company paid $120,000 to a note holder to settle its obligations under a promissory note.

On October 23, 2019, the Company paid $120,000 to a different note holder to settle its obligations under a promissory note.

On October 25, 2019, the Company paid $59,000 to a note holder and agreed to issue 28,889 shares of common stock to settle its obligations under a promissory note.

On October 30, 2019, the Company paid $105,000 to a note holder and agreed to issue 33,334 shares of common stock to settle its obligations under a promissory note.

In December 2019, the Company repaid $75,000 in principal related to convertible notes outstanding as of September 30, 2019.

On December 12, 2019 the Company settled its obligations with Cash Call totaling $113,577. Under the terms of the agreement Cash Call agreed to settle the full balance of the obligation for the amount of $52,493 to be paid in 9 equal installments of $5,833.

Stock issuances

Subsequent to September 30, 2019, the Company issued 112,500 shares to settle $11,045 recorded stock payable as of September 30, 2019.

On October 8, 2019, the Company issued 300,000 shares of common stock issued to a consultant for real-estate advisory services.

On November 6, 2019, The Company issued 68,965 shares of common stock issued to an investment banking advisor in relation to the sale of Preferred stock discussed below.

Memorandum of Understanding and Sale of Series B Preferred Stock

On November 5, 2019, the Company entered into a binding Memorandum of Understanding (the “MOU”) with CleanSpark, Inc., a Nevada corporation (the “CLSK”), in order to lay a foundational framework where the Company will deploy CLSK’s energy solutions products and services for its energy projects and customers.

Pursuant to the terms of the MOU, the parties agreed to work in good faith and pursue the following priorities for a period of twelve (12) months:

1)	CLSK will perform feasibility studies to outline the details and scope of developing microgrid energy solutions to support ILAL projects.

2)	ILAL will (a) exclusively sell CLSK’s products and services as part of the Company’s power solutions for its offering of off-grid properties, and (b) include the CLSK’s mPulse DER Energy Manager within the off-grid energy project bids;

3)	The Company will provide on-site testing, training, and support services to the Company’s projects and operations

The MOU is binding between the parties for a period of 120 months unless terminated earlier by the mutual consent of the parties. However, it is anticipated that the roles, responsibilities, and terms of engagement will be refined over the course of the next six to twelve (6-12) months through executing on near-term project opportunities. As such, the parties expect that when such roles and responsibilities are better understood, the MOU shall be replaced with a subsequent long-form agreement between the parties.

In connection with the MOU, the Company entered into a Securities Purchase Agreement, dated as of November 6, 2019, with CLSK.

Pursuant to the terms of the SPA, the Company sold, and the CLSK purchased 1,000 shares of Series B Preferred Stock for an aggregate purchase price of $500,000, less certain expenses and fees. In connection with the transaction, the Company issued 350,000 shares of its common stock to the CLSK as commitment shares. The Company may be required to issue additional shares of its common stock to the Company if certain conditions are not satisfied.

The Preferred Stock is convertible into shares of the Company’s common stock if not redeemed by the Company in cash within nine months or if certain triggering events occur. All terms, rights, and privileges of the Preferred Stock are set forth in the Company’s Certificate of Designation for such Series B Preferred Stock as summarized below.

On November 4, 2019, the Company filed the Certificate of Designation with the Secretary of State of the State of Wyoming establishing the Series B Convertible Preferred Stock.

Pursuant to the Certificate of Designation, the Company has agreed accrue cumulative in kind accruals at an accrual rate equal to 12.0% per annum of the face value of the Series B Preferred Stock, subject to adjustment as provided in the Certificate of Designations. The accrual rate will retroactively increase by 10% per annum upon each occurrence of any Trigger Event, as defined in the Certificate of Designation (e.g. to 22.0% upon the first Trigger Event). The Series B Preferred Stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution, ranks: (a) senior to the Company’s common stock; (b) senior to all Series A Preferred Stock; (c) senior, pari passu or junior with respect to any other series of the Company’s Preferred Stock, as set forth in the Certificate of Designations with respect to such Preferred Stock; and (d) junior to all existing and future indebtedness of the Corporation. The Series B Preferred Stock will have no voting rights.

So long as any shares of Series B Preferred Stock are outstanding, the Company is restricted will not, without written approval of the holders of a majority of the shares of Series B Preferred Stock then outstanding (voting separately as one class), (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Certificate of Designations, (ii) authorize or create any class of stock ranking as to distribution of dividend senior to the Series B Preferred Stock, (iii) amend its articles of incorporation or other charter documents in breach of any of the provisions hereof, (iv) increase the authorized number of shares of Series B Preferred Stock or (v) enter into any agreement with respect to the foregoing

If by the nine month anniversary of the Series B Preferred Stock issuance date (the “Maturity Date”) the Company has not redeemed the shares by paying the holder in cash an amount per share of Series B Preferred Stock equal to 100% of the Liquidation Value (as defined) for the shares redeemed, and there has never been a Trigger Event, the holder will be entitled to convert the shares of Series B Preferred Stock into shares of the Company’s common stock, at a price per share of common stock equal to 65% of the Market Price (as defined) less $0.05 per share, but no less than the Floor Price (as defined), subject to adjustment. Upon the occurrence of each Trigger Event, the percentage in the preceding sentence will decrease by 10% (e.g. to 55% upon the first Trigger Event).

The Certificate of Designation also provides certain anti-dilution protection including price protection, under certain circumstances.

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

Overview

As of September 30, 2019, we had:

●	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential lot sales and development.

●	Completed development of our interactive website for visitors to view condominium and villa options and allow customization;

●	Assumed title of the Oasis Park Resort in San Felipe. As progress continues on the development of the Oasis Park Resort, we are expecting the transfer of title on the Villas del Enologo in Rancho Tecate and Valle Divino in Ensenada, Baja California in the near future as it continues to follow the necessary steps to complete this legal process.

●	Continued our efforts to secure the proper financing and capital by exploring various options that will help achieve our goals of advanced development and additional investment opportunities.

Results of Operations for the Three and nine Months Ended September 30, 2019 Compared to the Three and nine Months Ended September 30, 2018

We recorded revenues for the three and nine months ended September 30, 2019 of $8,493 and $463,799, respectively, as we were able to satisfy our performance obligation and recognize sales of lots related to our Oasis Park Resort having assumed title of the property in June 2019. We did not record any revenues for the three and nine months ended September 30, 2018. Total cost of revenues for the three and nine months ended September 30, 2019 were $799 and $21,042, respectively. There was no cost of revenues for the three or nine months ended September 30, 2018. Total operating expenses recorded for the three and nine months ended September 30, 2019 were $426,024 and $1,094,737, respectively, compared to $89,374 and $486,009, respectively, for the three and nine months ended September 30, 2018. We had a net loss during the three and nine months ended September 30, 2019, of $513,721 and $923,935 respectively; and a net loss of $111,117 and $555,806, respectively during the three and nine months ended September 30, 2018.

The factors that we anticipate will most significantly affect future operating results will be:

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

Capital Resources and Liquidity

Cash was $312 and $971 at September 30, 2019 and December 31, 2018, respectively. As shown in the accompanying financial statements, we recorded a loss of $513,721 and $923,935, respectively, for the three and nine months ended September 30, 2019 and $111,117 and $555,806, respectively, for the three and nine months ended September 30, 2018. Our working capital deficit at September 30, 2019 was $853,613 and net cash flows used in operating activities for nine months ended September 30, 2019 were $(798,939). These factors and our limited ability to raise additional capital to accomplish our objectives, raise doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating continued revenues over the next twelve months as we continue to market the sale of lots held for sale, now having assumed title of our Oasis Park Resort property; however, we there can be no assurance that such revenue will be sufficient to cover our expenses. Consequently, we expect to be dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2019 was ($798,939) which resulted primarily due to the loss of $923,935 offset by non-cash share-based compensation of $266,842 and a decrease in accrued expenses of $303,339. Net cash flows used in operating activities for the nine months ended September 30, 2018 was $(628,461) which primarily resulted due to the loss of $555,806 and a decrease in accrued expenses of $94,402.

Investing Activities

Net cash flows used in investing activities was ($476,525) for the nine months ended September 30, 2019. The funds were used for the acquisition of an investment property. There were no investment cash activities for the nine months ended September 30, 2018.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2019 was $1,274,805 primarily from cash proceeds from sale of common stock and warrants of $194,000, cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $136,316, cash proceeds from warrant exercises of $130,000, cash proceeds from notes payable of $1,730,851, cash proceeds from convertible promissory notes of $75,000 net of cash payments on convertible debt and promissory notes of $991,362. Net cash flows provided by financing activities for the nine months ended September 30, 2018 was $638,399 primarily from cash proceeds from sale of common stock and warrants of $81,000, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $402,500, cash proceeds from warrant exercise of $8,000 and cash proceeds from note payable of $119,999, cash proceeds of $50,000 from convertible notes payable, net of repayment on promissory notes of $23,100.

As a result of these activities, we experienced an decrease in cash and cash equivalents of $659 for the nine months ended September 30, 2019 and an increase in cash and cash equivalents of $9,938 for the nine months ended September 30, 2018, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Off-Balance Sheet Arrangements

Since our inception through September 30, 2019, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

We have adopted all applicable recently issued accounting pronouncements. The adoption of the accounting pronouncements did not have a material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) is responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers has concluded that as of September 30, 2019, our disclosure controls and procedures that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure. As of September 30, 2019, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

On July 1, 2019, the Company issued 40,000 shares of common stock valued at $40,000 to a consultant for business development and advisory services. The term of the agreement is for a period of 12 months from the date of execution. As of September 30, 2019, the Company has recorded an expense of $10,000 related to the agreement and expects to recognize an additional expense of $30,000 in future periods.

On July 1, 2019, the Company issued 12,000 shares of common stock valued at $3,000 to a consultant for business development and advisory services. The term of the agreement is for a period of twelve months from the date of execution. As of September 30, 2019, the Company has recorded an expense of $9,000 related to the agreement and expects to recognize an additional expense of $6,000 in future periods.

On July 1, 2019, the Company entered into an agreement with a consultant for real-estate advisory services. Under the terms of the agreement the Company agreed to issue 80,000 shares of common stock valued at $80,000, 50,000 warrants valued at $47,823, and two plots of land with a total value of $25,725. The fair value of $47,823 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $1.00, expected term of two years, expected volatility of 262%, and discount rate of 1.78%. The total value of the consideration issued was $155,107. The term of the agreement is for a period of six months from the date of execution. As of September 30, 2019, the Company has recorded an expense of $77,553 related to the agreement and expects to recognize an additional expense of $77,553 in future periods.

On July 25, 2019, the Company agreed to issue 100,000 shares valued at $42,000 to an investment banker for advisory services. The term of the agreement is for a period of twelve months. As of September 30, 2019, the Company has recorded an expense of $420 related to the agreement and expects to recognize an additional expense of $41,580 in future periods. The shares had not been issued as of September 30, 2019 and stock payable of $420 was recorded as a result.

Common Stock sold with a Promise to Deliver Title to Plot of Land and Warrants

On August 2, 2019, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $22,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land and issued 50,000 shares. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $14,007, and plot of land was valued at $8,493.

On November 6, 2019, the Company sold, and the CLSK purchased 1,000 shares of Series B Preferred Stock for an aggregate purchase price of $500,000, less certain expenses and fees. In connection with the transaction, the Company issued 350,000 shares of its common stock to the CLSK as commitment shares. The Company may be required to issue additional shares of its common stock to the Company if certain conditions are not satisfied.

The Preferred Stock is convertible into shares of the Company’s common stock if not redeemed by the Company in cash within nine months or if certain triggering events occur. All terms, rights, and privileges of the Preferred Stock are set forth in the Company’s Certificate of Designation for such Series B Preferred Stock as summarized below.

On November 4, 2019, the Company filed the Certificate of Designation with the Secretary of State of the State of Wyoming establishing the Series B Convertible Preferred Stock.

Pursuant to the Certificate of Designation, the Company has agreed accrue cumulative in kind accruals at an accrual rate equal to 12.0% per annum of the face value of the Series B Preferred Stock, subject to adjustment as provided in the Certificate of Designations. The accrual rate will retroactively increase by 10% per annum upon each occurrence of any Trigger Event, as defined in the Certificate of Designation (e.g. to 22.0% upon the first Trigger Event). The Series B Preferred Stock with respect to dividend rights and rights upon liquidation, winding-up or dissolution, ranks: (a) senior to the Company’s common stock; (b) senior to all Series A Preferred Stock; (c) senior, pari passu or junior with respect to any other series of the Company’s Preferred Stock, as set forth in the Certificate of Designations with respect to such Preferred Stock; and (d) junior to all existing and future indebtedness of the Corporation. The Series B Preferred Stock will have no voting rights.

So long as any shares of Series B Preferred Stock are outstanding, the Company is restricted will not, without written approval of the holders of a majority of the shares of Series B Preferred Stock then outstanding (voting separately as one class), (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Certificate of Designations, (ii) authorize or create any class of stock ranking as to distribution of dividend senior to the Series B Preferred Stock, (iii) amend its articles of incorporation or other charter documents in breach of any of the provisions hereof, (iv) increase the authorized number of shares of Series B Preferred Stock or (v) enter into any agreement with respect to the foregoing

If by the nine month anniversary of the Series B Preferred Stock issuance date (the “Maturity Date”) the Company has not redeemed the shares by paying the holder in cash an amount per share of Series B Preferred Stock equal to 100% of the Liquidation Value (as defined) for the shares redeemed, and there has never been a Trigger Event, the holder will be entitled to convert the shares of Series B Preferred Stock into shares of the Company’s common stock, at a price per share of common stock equal to 65% of the Market Price (as defined) less $0.05 per share, but no less than the Floor Price (as defined), subject to adjustment. Upon the occurrence of each Trigger Event, the percentage in the preceding sentence will decrease by 10% (e.g. to 55% upon the first Trigger Event).

The Certificate of Designation also provides certain anti-dilution protection including price protection, under certain circumstances.

All of the securities set forth above were sold pursuant to exemptions from registration under Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering and/ or under Regulation S, as promulgated under the Securities Act of 1933. No general advertising or solicitation was used. And the investors were purchasing the Shares for investment purposes only, without a view to resale. All issued securities were affixed with appropriate legends restricting sales and transfers.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	January 03, 2019	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
President, Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

