Form 10-K
period 2019-12-31
International Land Alliance Inc.
filed 2020-04-14
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019 was $11,515,046.

As of April 2, 2020, there were 21,434,289 shares of Common Stock, $0.001 par value, outstanding.

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

PART I

Item 1. Description of Business.

We are based in San Diego, California, and were incorporated in Wyoming on September 26, 2013. On June 30, 2011, International Land Alliance, SA De CV (“ILA Mexico”) was formed as a Mexican corporation to acquire from Baja Residents Club, S.A., a Mexican corporation, 497 acres south of San Felipe, Baja California, known as the Oasis Park project and 20 acres in Ensenada, Baja California, known as the Valle Divino project. On October 1, 2013 Roberto Jesus Valdez, Jason A. Sunstein and Elizabeth Roemer transferred their interest in Oasis Park and Valle Divino real estate projects to ILA Mexico in exchange for 7,500 shares of ILA Mexico. On October 1, 2013, we issued 3,750,000 shares of our common stock to Roberto Jesus Valdez, 3,750,000 shares of our common stock to Jason Sunstein and 1,000,000 shares of our common stock to Elizabeth Roemer in exchange for all of the outstanding shares of ILA Mexico. As a result of this transaction, ILA Mexico became our wholly owned subsidiary.

On March 18, 2019, the Company acquired real property located in Hemet, California, which included approximately 80 acres of land and two structures for $1.1 million. The property includes the main parcel of land with existing structures along with three additional parcels of land which are vacant lots to be used for the purpose of development. The Company is generating Airbnb sales and lease income from this property.

In October 2019, the Company entered into an agreement with Valdeland, S.A. de C.V.(Valdeland), a Mexican corporation controlled by our CEO, Robert Valdes, to acquire 1 acre of land at the Bajamar Ocean Front Golf Resort in Ensenada, Baja California, known as the Costa Bajamar. The transfer of title to for this project is subject to approval from the Mexican government in Baja California. Although management believes that the transfer of title to the land will be approved and transferred within the next 60 days, there is no assurance that such transfer of title will be approved in that time frame or at all.

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

Industry Overview

Mexico’s real estate industry has experienced a wave of growth  brought about by foreign investment with the creation of investment trusts in 1993 (“fideicomiso”) and significant changes in regulations, primarily NAFTA in 1994, along with competitive land prices and the significant expansion of new business centers and factories (“maquiladora”) across the country over the last 10 years.

Most recently, this continued growth was fueled by Mexico´s enormously strong domestic market, particularly the rising middle class. In 2018, the country’s middle class was estimated to account for almost half of the total households, at about 16 million. They are expected to continue growing, with about 3.8 million more households projected to move into the middle class by 2030. Moreover, most Mexicans who move generally prefer to buy rather than to rent. Around 82% of Mexicans want to buy a property, as opposed to 18% that prefer to rent, according to Lamudi’s recent Real Estate Market Report 2018.

Market Opportunity

For years, U.S. and Canadian retirees have flocked to Mexico as an alternative overseas retirement destination that was affordable, offered desirable weather and was close to their communities of origin in North America. These attributes have made Mexico the top overseas retirement destination for older Americans, resulting in a building boom that reached its peak in 2005/06 and stretched from Playas de Tijuana-Rosarito and Los Cabos along the Baja California peninsula and from Puerto Peñasco, Sonora to Mazatlán, Sinaloa. In southern Mexico, the real estate focus has been on expanding the Cancún corridor to the Riviera Maya.

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

Target Market

The Company’s projects will be marketed toward residents of the United States and Canada. Specifically, we will target the influx of Maquiladoras (manufacturing facilities) moving to Mexico as well as the residents of California, Texas, Arizona and Washington for the purpose of appealing to their need for a second home or retirement property within driving distance from Southern California. The targeted market includes residents making over $50,000 or a combined household income of $150,000.

Our target home buyers are typically professionals who own an existing property. Many are married without children or married with several children. The target audience enjoys a vacation away from home and often seeks information regarding villas or condominiums as a second home or vacation destination. We plan to provide them with an affordable location for a vacation home in a community that surpasses all their expectations.

Growth Strategy

We believe that growth of homebuilders in Mexico has created opportunities for smaller companies with long-term experience and relationships in their local markets. We believe that we can utilize our many strengths to benefit our target market. These strengths include:

●	better knowledge of local demand;
●	superior understanding of the entitlement and acquisition process;
●	affordable high-quality homes and aggressive marketing;
●	long term relationships with local regulatory authorities, landowners, designers and contractors; and
●	faster and less cumbersome financing processes.

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

Employees

As of the date of this filing, we had seven employees, three of whom are our executive officers. We may in the future rely on independent contractors to assist us in marketing and selling our products.

None of our employees are currently bound by agreements for any specific employment term or covenants not to compete. However, we may enter into employment agreements with these persons which will have appropriate non-competition provisions.

Recent Developments

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the United States (the “U.S.”) and Mexico, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The outbreak of COVID-19 continues to grow both in the U.S., Mexico and globally and related government and private sector responsive actions may adversely affect our business operations. The recent outbreak of COVID-19 could affect our sales process with travel limitations imposed by the State of California and the U.S. for international border crossing. This limits sales prospects from visiting our properties in Baja California from our primary target market, Southern California. In recent days, this outbreak has also resulted in reduced customer traffic from surrounding areas within Baja California and the temporary reduction of sales office operating hours. These recent developments are expected to negatively impact sales and gross margin in the near term. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. While it appears that the COVID-19 outbreak in the United States and Mexico is in the early stages, the recent downturn in financial market indices appear to have been primarily driven by uncertainties associated with the pandemic. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, construction and material supply partners, travel and transportation services, our employees and customers, customer sentiment in general and traffic to and within geographic areas containing our real estate developments. The pandemic could adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows and may require significant actions in response including but not limited to employee furloughs, reduced store hours, expense reductions or discounting of the pricing of our products, all in an effort to mitigate such impacts. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Item 1A. Risk Factors.

An investment in our securities is highly speculative and subject to numerous and substantial risks. Readers are encouraged to review these risks carefully before making any investment decision.

In addition to the other information provided in this filing, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock. All material risks are discussed in this section.

Risks Related to Our Company

There is substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, stockholders will lose their investment. We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

The outbreak of the recent coronavirus, COVID-19, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition, results of operations and cash flow, and limit our ability to obtain additional financing.

The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. The coronavirus outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. Many states and localities have imposed limitations on commercial activity and public gatherings and events, as well as moratoria on evictions. Concern about the spread of COVID-19 has caused and is likely to continue to cause quarantines, business shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced ability and incentives for some property owners to make mortgage payments, and overall economic and financial market instability, all of which may result a decrease in our business, sell our products and services and cause our customers to be unable to make scheduled loan payments. Therefore, to the extent that economic activity, business conditions and conditions in the financial markets in which we operate remain poor or deteriorate further, our sales, delinquencies, foreclosures and credit losses may materially increase. Such conditions are likely to exacerbate many of the risks described elsewhere in this “—Risks Related to Our Business” section. Unfavorable economic conditions may also make it more difficult for us to close new sales and obtain additional financing. Furthermore, such conditions may continue to have a material adverse impact on our cash flows and the market value of our investments.

If COVID-19, or another highly infectious or contagious disease is not successfully contained, we could experience a material adverse effect on our business, financial condition, results of operations and cash flow. Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:

●	the pandemic’s course and severity;
●	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits and commercial activity;
●	political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce or other public activities, moratoria and restricted international travel;
●	the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;
●	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans, and possible related distortions in market values and liquidity for such assets whose markets have or are assumed to have government support versus possibly similar assets that do not;
●	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;
●	the ability of our employees and our third-party vendors to work effectively during the course of the pandemic; and
●	potential longer-term shifts toward telecommuting and telecommerce;

We are continuing to monitor the spread of COVID-19 and related risks, although the rapid development and fluidity of situation precludes any prediction as to its ultimate impact on us. However, if the spread continues, such impact could grow and our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

We have and will continue to enter into agreements with firms owned or controlled by our officers and directors. A conflict of interest will arise should a dispute occur with the respect of our rights and obligations pursuant to the agreements and those firms.

We are dependent on the sale of our securities or debt to fund our operations.

We are dependent on the sale of our securities or debt to fund our operations and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees. There can be no guarantee that we will be able to successfully sell our equity or debt securities.

The Company has accumulated deficit of $6,974,958 as of December 31, 2019

The Company has never operated at a profit and its loss for the year ended December 31, 2019 was $1,596,086. This loss and deficit may impact the future of the Company in many ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good trading price for our common stock.

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

We have almost six years of operational history. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

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

The Company has acquired properties and thereafter, the Company intends to construct and develop proposed resort properties as well as other residential and commercial property. There can be no assurance that the Company will complete the expected development plans or undertake to develop other resorts or complete such development if undertaken. Risks associated with the Company’s development and construction activities may include the risks that: (i) acquisition and/or development opportunities may be abandoned; (ii) construction costs of a property may exceed original estimates, possibly making the resort uneconomical or unprofitable; and (iii) construction may not be completed on schedule, resulting in decreased revenues and increased carrying cost such as taxes and interest expense. In addition, the Company’s construction activities will typically be performed by third-party contractors, the timing, quality and completion of which the Company will be unable to control.

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

Liquidity relates to our ability to sell a property in a timely manner at a price that reflects the fair value of that property. The illiquidity of properties may adversely affect our ability to dispose of such properties in a timely manner and at a fair price at times when we deem it necessary or advantageous. The timing and likelihood of liquidation events is uncertain and unpredictable and affected by general economic and property-specific conditions. There may not be a market, or the market may be very limited, for the real estate that we will try to sell, even though we will make appropriate efforts to cover the available market. Investments in real properties are generally not liquid. We may not be able to dispose of future properties within its anticipated time schedule and the sales of such properties may not be made at the prices projected by us.

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

We may be subject to partially uninsured losses that may require substantial payments which could reduce the value of your investment.

We currently carry a $2,000,000 general liability policy for the Company. On Emerald Grove we have a comprehensive homeowner’s policy which also extends to the 3 vacant parcels. Any ILA, vacant lot buyers or homebuyers will be encouraged to carry their own individual insurance policies. In addition, if losses occur they may exceed insurance policy limits, and policies may contain exclusions with respect to various types of losses or other matters. Consequently, all or a portion of our properties may not be covered by disaster insurance and insurance may not cover all losses which could reduce the value of your investment.

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

The Company carries secured and unsecured promissory notes. Debt financing carries many risks, including: refinancing difficulties, loss of mortgaged properties, reduced ability to obtain new financing and increases in interest. We may choose to use debt financing in connection with future properties. If we cannot meet our secured debt obligations, the lender could take the collateral and we would lose both the secured property and the income, if any, it produces. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations. We could have to pay substantial legal costs in connection with foreclosure of a property, and thus be subject to a deficiency judgment if the foreclosure sale amount is insufficient to satisfy the mortgage.

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

Our discussions with various individuals concerning various properties or projects has included general discussions of acquiring properties directly either ourselves or in a joint venture with others or of developing properties either ourselves or in a joint venture with others. As of the date of this filing, all such discussions have been general, and we have no specific plans as to whether we will acquire or develop ourselves or jointly any specific properties or projects. There is no limitation in the amount of funds we may invest in either property acquisition or property development. There is no limitation on or percentage allocation of funds or assets between property acquisition and property development, or between 100% ownership and joint venture ownership. Further, as the market evolves, we may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this filing. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we may in the future use leverage at times and in amounts deemed prudent by our management in its discretion, and such decision would not be subject to stockholder approval. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition, results of operations.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our Chief Executive Officer and Chief Financial Officer. If we lose their services or if they fail to perform in their current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key officers in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

Our future results and reputation may be affected by litigation or other liability claims.

We have procured a $2,000,000 general liability insurance policy for our business. In addition, we also have in place D&O insurance. To the extent that we suffer a loss of a type which would exceed our limit, we could incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Adverse publicity could result in a loss of consumer confidence in our business or our securities.

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

Doing business in Mexico requires us to comply with the laws and regulations of numerous jurisdictions. These laws and regulations place restrictions on our operations and business practices. In particular, we are subject to the FCPA, which generally prohibits companies and their intermediaries from providing anything of value to foreign officials for the purpose of obtaining or retaining business or securing any improper business advantage, along with various other anti-corruption laws. As a result of doing business in Mexico, we are exposed to a heightened risk of violating anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. Any continued international expansion, and any development of new partnerships and joint venture relationships worldwide, increase the risk of FCPA violations in the future.

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

Our operations may be affected by social instability in Mexico.

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

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We are a “penny stock”, and we are subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

We may qualify for an exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

Our Chief Executive Officer and Director Roberto Valdes, and our Chief Financial Officer and Director Jason Sunstein, together own 7,750,000 shares of common stock, or approximately 38% of our outstanding voting securities. As a result, currently, and after the filing, they will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Because our Directors hold a significant amount of our shares of common stock, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on the operating effectiveness of the Company’s Internal Controls over financial reporting. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our Directors, Roberto Valdes and Jason Sunstein, control approximately 38% of our outstanding voting securities, and will continue to own a significant percentage of our voting securities, it may not be possible to have adequate internal controls. We cannot predict what affect this will have on our stock price.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. As of the date of this report we had 21,384,289 shares of common stock outstanding. Accordingly, we may issue approximately 53,615,711 additional shares of common stock subject to limitation on reserve amounts for other securities outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in leased office facilities at 350 10th Ave., Suite 1000, San Diego, CA 92101. Because of the nature of our real estate development operations, significant amounts of property are held as inventory in the ordinary course. Such properties are not included in response to this Item.

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

As of April 7, 2020, there were 148 holders of record of our common stock. As of such date, 21,434,289 shares of our common stock were issued and outstanding.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol “ILAL”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years. Such prices are based on inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2019	Low	High
First Quarter	$0	$0
Second Quarter	$0.90	$5.00
Third Quarter	$0.30	$1.10
Fourth Quarter	$0.50	$1.30

Fiscal 2020	Low	High
First Quarter through April 7, 2020	$0.60	$1.30

Repurchases of Equity Securities

None.

Penny Stock Considerations

Please see our Risk Factor related to Penny Stock

Transfer Agent

Globex Transfer, LLC, located at 780 Deltona Blvd., Ste. 202, Deltona FL 32725 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

See Note 9 to the financial statements for disclosure of the issuance of unregistered securities for the year ended December 31, 2019

On March 12, 2020, the Company issued 20,000 shares of common stock in a warrant exercise to a third-party investor for cash proceeds of $10,000. The total cash proceeds of $10,000 was allocated based upon the cash received. As the exercise occurred within the term of the warrant agreement no gain or loss was recognized.

Between January 21, 2020 and March 2, 2020, the Company issued 137,615 shares of common stock in an option exercise to a third-party investor for cash proceeds of $68,807.50. The total cash proceeds of $68,808 was allocated based upon the cash received. As the exercise occurred within the term of the option agreement no gain or loss was recognized.

On January 29, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000. This also includes a stock grant of 50,000 shares of common stock.

On March 26, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000. This also includes a stock grant of 50,000 shares of common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

Overview

As of December 31, 2019, we had:

●	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential lot sales and development.

●	Completed development of our interactive website for visitors to view condominium and villa options and allow customization;

●	Assumed title of the Oasis Park Resort in San Felipe. As progress continues on the development of the Oasis Park Resort, we are expecting the transfer of title on the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Costa Bajamar in Ensenada, Baja California in the near future as it continues to follow the necessary steps to complete this legal process.

●	Continued our efforts to secure the proper financing and capital by exploring various options that will help achieve our goals of advanced development and additional investment opportunities.

Results of Operations for the years ended December 31, 2019 and 2018

Revenues

Our total revenue reported for the year ended December 31, 2019 was $463,799, compared with $0 for the year ended December 31, 2018. The change is a result of the sales of lots related to our Oasis Park Resort having assumed title of the property in June 2019.

Cost of Revenues

Our total cost of revenues for the year ended December 31, 2019 was $21,042 compared with $0 for the year ended December 31, 2018. The change is a result of the cost of associated with the sale of lots at Oasis Park Resort.

Operating Expenses

Operating expenses increased to $1,825,369 for the year ended December 31, 2019 from to $593,747 for the year ended December 31, 2018. The detail by major category is reflected in the table below.

	Year Ended December 31
	2019	2018

Sales and marketing	$189,187	$69,821
General and administrative	1,636,182	523,926

Total Operating Expenses	$1,825,369	$593,747

Sales and marketing costs increased by $119,366 for the year ended December 31, 2019 primarily due to the increased operations of the Company.

General and administrative costs increased by $1,112,256 for the year ended December 31, 2019 primarily due to increased salaries, stock based consulting, and professional fees.

Net Loss

We finished the year ended December 31, 2019 with a net loss of $1,596,086, as compared to a loss of $681,407 for the year ended December 31, 2018, which is primarily the result of the increased professional, marketing, and consulting fees incurred during the 2019 and well as increased interest expense associated with the increase in financing during 2019.

The factors that will most significantly affect future operating results will be:

●	The acquisition of land with lots for sale;
●	The sale price of future lots, compared to the sale price of lots in other resorts in Mexico;
●	The cost to construct a home on the lots to be transferred, and the quality of construction;
●	The quality of our amenities; and
●	The global economy and the demand for vacation homes
●	The effects of COVID-19 on the US and Global economy
●	The negotiations to extend or refinance our debt in default

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Cash and cash equivalents were $171,526 at December 31, 2019. As shown in the accompanying financial statements, we recorded a loss of $1,596,086 and $681,407 for the years ended December 31, 2019 and 2018, respectively. Our working capital deficit at December 31, 2019 was $813,222 and net cash flows used in operating activities for the year ended December 31, 2019 were $1,214,693. These factors and our limited ability to raise additional capital to accomplish our objectives, raise substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating continued revenues over the next twelve months as we continue to market the sale of lots held for sale, now having assumed title of our Oasis Park Resort property; however, we there can be no assurance that such revenue will be sufficient to cover our expenses. Consequently, we expect to be dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

We presently do not have any significant credit available, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a significant source of liquidity. We will need to acquire other profitable properties or obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to continue to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2019 was $1,214,693 which resulted primarily due to the loss of $1,596,086 offset by debt discount amortization expense of $110,983, depreciation and amortization of $36,707, and stock based compensation of $482,584. Net cash flows used in operating activities for the year ended December 31, 2018 was $734,603 which resulted primarily due to the loss of $681,407 offset by debt discount amortization expense of $29,232, increase in accounts payable of $11,974 and decrease in accrued expenses of $94,402.

Investing Activities

Net cash flows used in investing activities was $793,195 for the year ended December 31, 2019. The funds were used for the acquisition of an investment property. There were no investment cash activities for the year ended December 31, 2018.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2019 was $2,179,443 primarily from cash proceeds from sale of common stocks and warrants of $733,675, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $136,316, cash proceeds from warrant exercise of $130,000 and cash proceeds from note payable of $2,528,094 and cash proceeds from convertible note payable of $75,000. Net cash flows provided by financing activities for the year ended December 31, 2018 was $721,896 primarily from cash proceeds from sale of common stocks and warrants of $81,000, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $550,920, cash proceeds from warrant exercise of $11,200 and cash proceeds from note payable of $124,654 and cash proceeds from convertible note payable of $50,000.

As a result of these activities, we experienced a decrease in cash and cash equivalents of $171,555 and $12,707 for the years ended December 31, 2019 and 2018, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in Note 2 of our audited consolidated financial statements included in the Form 10-K filed with the SEC.

Off-balance Sheet Arrangements

Since our inception through December 31, 2019, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

The recent accounting pronouncements that are material to our financial statements are disclosed in Note 1 of our consolidated audited financial statements included in the Form 10-K filed with the SEC and in Note 1 of our unaudited consolidated financial statements included herein.

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

INTERNATIONAL LAND ALLIANCE, INC. INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

International Land Alliance, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of International Land Alliance, Inc. (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has limited financial resources to repay its debt obligations, will require substantial new capital to execute its business plans, and the real estate industry in which it operates faces significant uncertainty due to the COVID-19 pandemic, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter – Significant Related Party Transactions.

As described in Note 5, the Company engages in substantial real estate activities between the Company and other entities controlled by an officer of the Company. The Company has also borrowed funds from an entity controlled by other officers of the Company.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

April 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of International Land Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Land Alliance, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

April 24, 2019

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$172,526	$971
Total current assets	172,526	971

Land	271,225	-
Land Held for Sale	647,399	-
Buildings, net	880,789	-
Construction in Process	250,000	-
Other non-current assets	10,540	-

Total assets	$2,232,479	$971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$100,159	$457,912
Contract liability	50,000	-
Deposits	82,580	-
Promissory notes, net	753,009	32,933
Convertible notes, net of unamortized discounts	-	7,000
Total current liabilities	985,748	497,845

Promissory Notes, net of current portion	1,076,937	68,075

Total liabilities	2,062,685	565,920

Commitments and Contingencies (Notes 6-8)

Temporary Equity	293,500	-

Stockholders’ equity (deficit)

Preferred stock; $0.001 par value; 2,000,000 shares authorized;
28,000 Series A shares issued and outstanding as of December 31, 2019 and 2018, respectively	28	28
1,000 and 0 Series B shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	-
Common stock; $0.001 par value; 75,000,000 shares authorized;
20,614,289 and 15,927,901 shares issued and outstanding as of December 31, 2019 and 2018, respectively	20,615	15,928
Additional paid-in capital	6,702,750	4,762,547
Stock payable	127,858	35,420
Accumulated deficit	(6,974,958)	(5,378,872)
Total stockholders’ equity (deficit)	(123,706)	(564,949)

Total liabilities and stockholders’ equity (deficit)	$2,232,479	$971

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2019	December 31, 2018

Revenues	$463,799	$-

Cost of revenues	21,042	-

Gross profit	442,757	-

Operating expenses
Sales and marketing	189,187	69,821
General and administrative expenses	1,636,182	523,926
Total operating expenses	1,825,369	593,747

Loss from operations	(1,382,612)	(593,747)

Other income (expense)
Gain on settlement of debt	83,656	-
Gain on derivative liability	64,405	-
Other income	10,540	-
Interest expense	(372,075)	(87,660)
Total other income (expense)	(213,474)	(87,660)

Net loss	$(1,596,086)	$(681,407)

Loss per common share - basic and diluted	$(0.10)	$(0.04)

Weighted average common shares outstanding - basic and diluted	16,672,181	15,319,906

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Deficit
Balance, December 31, 2017	28,000	$28	-	$-	14,319,901	$14,320	$4,313,510	$-	$(4,697,465)	$(369,607)
Common stock and warrants sold for cash	-	-	-	-	184,000	184	58,316	-	-	58,500
Common stock, warrants and plots promised for cash, net	-	-	-	-	1,312,000	1,312	379,633	35,420	-	416,365
Common stock issued for warrant exercise	-	-	-	-	112,000	112	11,088	-	-	11,200
Net loss	-	-	-	-	-	-	-	-	(681,407)	(681,407)
Balance, December 31, 2018	28,000	$28	-	$-	15,927,901	$15,928	$4,762,547	$35,420	$(5,378,872)	$(564,949)
Preferred and Common stock and warrants sold for cash	-	-	1,000	1	1,097,500	1,098	409,076	30,000	-	440,175
Common stock, warrants and plots promised for cash, net	-	-	-	-	489,200	489	171,247	(35,420)	-	136,316
Common stock issued for warrant exercise	-	-	-	-	768,000	768	129,232	-	-	130,000
Consideration for title transfer of Oasis Park Resort	-	-	-	-	-	-	670,000	-	-	670,000
Stock issuable upon execution of convertible debts	-	-	-	-	74,723	75	54,595	97,858	-	152,528
Common stock, warrants and land issued for services	-	-	-	-	2,256,965	2,257	506,053	-	-	508,310
Net loss	-	-	-	-	-	-	-	-	(1,596,086)	(1,596,086)
Balance, December 31, 2019	28,000	$28	1,000	$1	20,614,289	$20,615	$6,702,750	$127,858	$(6,974,958)	$(123,706)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities
Net loss	$(1,596,086)	$(681,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	482,584	-
Gain on settlement of debt	(83,626)	-
Depreciation and amortization	36,707	-
Value of land issued for services in excess of costs	25,726	-
Loss on derivative liabilities	(64,405)	-
Amortization of debt discount	110,983	29,232
Changes in assets and liabilities
Increase in accounts payable	(230,691)	11,974
Increase in contract liability	122,040	-
Increase in accrued expenses	-	(94,402)
Land held for sale	(17,925)	-
Net cash used in operating activities	(1,214,693)	(734,603)

Cash Flows from investing
Asset acquisition	(1,398,195)	-
Net cash used in investing activities	(1,398,195)	-

Cash Flows from Financing Activities
Common stock and warrants sold for cash	733,675	81,000
Common stock, warrants and plots promised for cash, net	136,316	550,920
Common stock issued for warrant exercise	130,000	11,200
Cash payments on promissory notes	(811,642)	(52,878)
Cash proceeds from promissory notes	2,528,094	124,654
Proceeds from convertible debt	75,000	50,000
Cash payments on convertible debt	(7,000)	(43,000)
Net cash from financing activities	2,784,443	721,896

Net increase (decrease) in Cash	171,555	(12,707)

Cash, beginning of period	971	13,678

Cash, end of period	$172,526	$971

Supplemental disclosure of cash flow information
Cash paid for interest	$46,504	$-
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Lot obligation satisfied for land	$20,191	$-
Title transfer for Oasis Park Resort	$670,000	$-
Acquisition and mortgage assumed as part of asset purchase	$605,000	$-
Shares issued to settle debt	$75,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

For the Years Ended December 31, 2019 and 2018

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

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of December 31, 2019, the Company’s current liabilities exceeded its current assets by $813,222. The Company has recorded a net loss of $1,596,086 for the year ended December 31, 2019 and has an accumulated deficit of $6,974,958 as of December 31, 2019. Net cash used in operating activities for the year ended December 31, 2019 was $(1,214,693). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has begun to recognize revenues during the year ended December 31, 2019 and is continuing to focus its efforts on increased marketing campaigns to sell the plots of land. Americans and Canadians can own property in Mexico through a Fideicomiso or Bank Trust. Any foreigner can institute a Fideicomiso (the equivalent to an American beneficial trust) through a Mexican bank (ILA has selected Banco Bajio) in order to purchase real estate anywhere in Mexico, including what is commonly called the Restricted Zone. To do so, the buyer requests a Mexican bank to act as a trustee on his/her behalf. Management believes this conveys the same bundle of rights that holding property “fee simple” does in the United States, which allows the property to be willed, leased, sold, rented, or improved in perpetuity and it is irrevocable. This title management system is very common in Mexico.

However, management determined in prior reporting periods that it does not fulfill “ownership”, as title is held by Banco Bajio, pursuant to generally accepted accounting principles in the United States of America. During 2019, the Company has taken title to all 497 acres fee simple in the name of its wholly-owned subsidiary, International Land Alliance, S.A. de C.V. Banco Bajio will continue to act as Trustee for all Fideimosos on an ongoing basis.

The Company has plans to take title fee simple for the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Costa Bajamar in Ensenada, Baja California projects, while using Banco Bajio for all Fideicomisos.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales and weak demand for purchase of plots continues, the Company will experience a shortfall in cash and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its future operations subsequent to December 31, 2019. Given the liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company. (See Note 11 regarding subsequent events .)

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the United States (the “U.S.”) and Mexico, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The outbreak of COVID-19 continues to grow both in the U.S., Mexico and globally and related government and private sector responsive actions may adversely affect our business operations. The recent outbreak of COVID-19 could affect our sales process with travel limitations imposed by the State of California and the U.S. for international border crossing. This limits sales prospects from visiting our properties in Baja California from our primary target market, Southern California. In recent days, this outbreak has also resulted in reduced customer traffic from surrounding areas within Baja California and the temporary reduction of sales office operating hours. These recent developments are expected to negatively impact sales and gross margin in the near term. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. While it appears that the COVID-19 outbreak in the United States and Mexico is in the early stages, the recent downturn in financial market indices appear to have been primarily driven by uncertainties associated with the pandemic. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, construction and material supply partners, travel and transportation services, our employees and customers, customer sentiment in general and traffic to and within geographic areas containing our real estate developments. The pandemic could adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows and may require significant actions in response including but not limited to employee furloughs, reduced store hours, expense reductions or discounting of the pricing of our products, all in an effort to mitigate such impacts. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”); the Company has a 100% equity interest in ILA Mexico. ILA Fund includes cash as its only assets with minimal expenses as of December 31, 2019. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities and minimal expenses as of December 31, 2019. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from managements estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018, respectively.

Fair value of Financial Instruments and Fair Value Measurements

Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2019 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities.

Cost Capitalization

The cost of buildings and improvements includes the purchase price of the property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Buildings in the Consolidated Balance Sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development are also capitalized.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC 835-20 Interest – Capitalization of Interest and ASC 970 Real Estate - General. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy or sale upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Land Held for Sale

The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition and (3) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its’ carrying value or its estimated net realizable value.

Land and Buildings

Land and buildings are stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets. Buildings will have an estimated useful life of 20 years. Land is an indefinite lived asset that is stated at fair value at date of acquisition.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.

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

The Company reviewed all agreements at the date of initial application and elected to use the modified retrospective transition method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018. Considering there was no revenue in prior periods, the adoption of the new revenue recognition guidance had no transition impact.

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

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of lot sales or the execution of terms and conditions contracts with third parties and investors. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration was historically paid prior to transfer of title as stated above and in future land sales, the Company plans to transfer title to buyers at the time consideration has been transferred if the acquisition of the property has been completed by the Company. The Company applies judgment in determining the customer’s ability and intention to pay, however collection risk is mitigated through collecting payment in advance or through escrow arrangements.

A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer, which for us is transfer of title to our buyers. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. We have concluded the sale of property and delivering title is accounted for as the single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will be entitled to receive in exchange for transferring title to the customer.

The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over property to a customer when land title is legally transferred by the Company. The Company’s principal activities in the real estate development industry which it generates its revenues is the sale of developed and undeveloped land. The Company began to recognize revenues related to undeveloped land lots sold previously and during year ended December 31, 2019. The Company previously recorded as an accrued liability, the relative fair value of plots of land sold by the Company to investors in conjunction with the sale of common stock and other equity instruments to raise capital. The portion of the proceeds that was allocated to the lot sales, could not be recognized in revenues as the title was not previously owned by the Company, who had a promise to transfer title to the investor once the Company owned the land. This transfer of title took place in June 2019 and as such the performance obligation to deliver the property was satisfied in order to recognize revenues for all lots sold since inception and moving forward for the Oasis Park Resort property.

Stock-Based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards is determined using the fair value of the Company’s common stock on the date of grant. The Company accounts for forfeitures as they occur. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management makes estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required. Management does not believe that it has taken any positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Loss Per Share

The Company computes loss per share in accordance with ASC 260 – Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes payable using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

At December 31, 2019 and December 31, 2018, there were a total 50,000 and 1,075,000 warrants issued and outstanding convertible into common stock, respectively, and all warrants are considered anti-dilutive.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company currently has no leases as a leasee, therefore, there was no impact on the financial statements to record lease assets or liabilities.

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement (“RPA” or “the Agreement”) to acquire real property located in Hemet, California, which included approximately 80 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant lots to be used for the purpose of development “vacant lots”. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required by the seller to transfer the property for consideration from an individual versus a separate legal entity. The transaction closed on March 18, 2019 and the consideration included a loan financed in the amount of $605,000 (see Note 6 - Pridco) in addition to cash consideration of $524,613 which came from a portion of funds loaned by investors of the Company to be repaid as interest bearing notes payable (see Note 6). On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The mortgage obligation was assumed by the Company, as approval by the Board of Directors in March 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default. Mr. Sunstein remained a guarantor on the mortgage until the debt was paid in full during the year ended December 31, 2019 through a refinancing transaction (see Note 6 – Velocity). The Company recorded the assets acquired and liabilities assumed at fair value on the date of assignment and assumption.

The Company has included all allowed acquisition costs of $22,050 in the value of the capitalized assets. The building and land asset values were assigned using a purchase price allocation based on the appraised land values. The total of the consideration plus acquisition costs assets of $1,122,050 was allocated to land and building in the following amounts: $271,225 – Land; $850,826 – Building. The land is an indefinite long-lived asset that were assessed for impairment as a grouped asset with the building on a periodic basis. The building has an estimated useful life of 20 years and were depreciated on a straight-line basis.

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes , transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. It was previously subject to approval by the Mexican government in Baja, California which was finalized in June 2019. As consideration for the promise to transfer title, the Company previously issued 7,500,000 shares of founder’s common stock that was valued at $750,000 or $0.10 per common share. No prior accounting was recorded for this issuance pending resolution of the contingency to transfer title, which was resolved during the year ended December 31, 2019. A portion of this value was allocated to the Oasis Park resort and a portion was allocated to other properties as the Company continues to receive transfer of title. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as lots are sold. As of December 31, 2019, the Company reported a balance for assets held for sale of $647,399.

The Company transferred title to individual plots of land to the investors since the Company received this approval of change in transfer of title to the ILA. As such, the Company recognized revenue for the plot sales previously executed during the year ended December 31 ,2019.

NOTE 4 – LAND AND BUILDING

Land and buildings, net as of December 31, 2019 and 2018:

	Useful life	December 31, 2019	December 31, 2018
Land – Emerald Grove		$271,225	$-
Land held for sale		$647,399	$-
Construction in Process		$250,000
Building – Emerald Grove	20 years	$917,496	$-
Less: Accumulated depreciation		(36,707)	-
Building, net		$880,789	$-

During the year ended December 31, 2019, improvements to existing buildings costing $66,670 were completed and increased the carrying cost of purchased building.

Additionally, in November and December 2019, $250,000 was paid our CEO, Roberto Valdes, $150,000 for constructing two model Villas at our planned Costa Bajamar development. The Company has not yet taken title to this property, which is currently owned by Valdeland, S.A. de C.V., an entity controlled by Roberto Valdes. The Company intends to purchase the land from this entity and has paid $100,000 to Roberto Valdes as a down payment for this purchase. The $150,000 is the total construction cost budget that is intended to pay the construction contractor. The construction contractor is also an entity controlled by Roberto Valdes. Construction has begun subsequent to the year ended December 31, 2019 (Note 8).

Depreciation expense was $36,707 and $0 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid to its Chief Executive Officer consulting fees for services directly related to continued operations of $21,000 and $40,805 for years ended December 31, 2019 and 2018, respectively.

The Company paid its Chief Financial Officer consulting fees of $89,681 and $138,079 for the years ended December 31, 2019 and 2018, respectively this included personal expenses paid directly by the Company on his behalf. Such amounts were determined by the Chief Executive Officer and Chief Financial Officer, as the Company currently does not have employment or consulting agreements.

The Company paid to its Secretary consulting fees for services directly related to continued operations of $11,500 and $33,706 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company’s Secretary paid for certain business expenses totaling $12,254 related to the Emerald Grove property for which she will be reimbursed by the Company.

On September 18, 2018, the Company obtained financing through one of its existing shareholders, Sylva International, who also provides marketing services to the Company. (See Note 7). As of December 31, 2019, the Company satisfied the remaining balance of the note and any accrued interest in full. The total marketing expense incurred for Sylva was approximately $90,000 for the year ended December 31, 2019.

The Company’s Chief Financial Officer also facilitated the Emerald Grove asset purchase as described in Note 3.

During the year ended December 31, 2019, the Company entered into definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our Chief Executive Officer, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California (See note 4 and 8).

On June 18, 2019, Baja Residents Club SA de CV, a related party with common ownership and control by our Chief Executive Officer, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja.

NOTE 6 – DEBT

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on May 1, 2028. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note. During the years ended December 31, 2019 and 2018, the Company amortized $5,301 and $582 of the debt discount into interest expense, leaving a remaining total debt discount on the note of $1,617 and $6,918, respectively. On December 12, 2019 the loan and outstanding interest was settled for $52,493. As a result of the settlement, the Company recorded a gain on settlement of debt of $64,075. As of December 31, 2019, the remaining principal balance was $46,660. Interest expense for the years ended December 31, 2019 and 2018 was $41,578 and $5,599, respectively.

PrideCo

As discussed in Note 3, in March 2019, the Company assumed liabilities related to the assigned deeded property Emerald Grove in Hemet, CA. The liabilities include a mortgage entered into with PrideCo Private Mortgage Loan Fund, LP for $605,000 with prepaid interest of $2,353 on the date of closing, March 18, 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default. Mr. Sunstein remained a guarantor on the mortgage. The amount has been prorated for the days remaining in the month. The mortgage bears interest monthly on the unpaid principal at 10% with interest only payments commencing on May 1, 2019 and applied to interest due prior to any additional principal payments. Any late payments will include an additional 8% based on the principal plus unpaid interest accrued at the time. The loan matures on April 1, 2020 and is secured by the property acquired. There is no prepayment penalty on this loan after the first sixty days and any remaining principal at the maturity of the loan is due in full. Interest expense for the year ended December 31, 2019 was $22,913. The  loan was refinanced with Velocity in September 2019, and the obligation in no longer outstanding as of December 31, 2019.

Yellowstone

On August 9, 2018, the Company issued a promissory note to Yellowstone for $12,325 of cash consideration. The note bears interest at 25%, matured on December 9, 2018. The Company also recorded a $4,540 debt discount due to origination fees due at the beginning of the note. This note was previously in default and was being paid down through a debt settlement agency hired by the Company. On April 5, 2019 the Company settled the promissory note with Yellowstone for the remaining total balance with fees for $3,333. The note was satisfied in full with cash on that date with a confirmation that the balance was fully satisfied. As of December 31, 2019, the balance is $0. Interest expense for the years ended December 31, 2019 and 2018 was $0 and $3,081 respectively.

EBF

On August 10, 2018, the Company issued a promissory note to EBF for $21,750 of cash consideration. The note bears interest at 15%, matured on December 10, 2018. The Company also recorded a $7,475 debt discount due to origination fees due at the beginning of the note. This note was previously in default and was being paid down through a debt settlement agency hired by the Company. The balance was paid in full as of December 31, 2019. Interest expense for the years ended December 31, 2019 and 2018 was $0 and $3,263, respectively.

On Deck

On April 4, 2018, the Company issued a promissory note to On Deck for $35,000 of cash consideration. The note bears interest at 94% and matured on January 6, 2019. The Company also recorded a $14,140 debt discount due to origination fees due at the beginning of the note. The balance was paid in full as of December 31, 2019. Interest expense for the years ended December 31, 2019 and 2018 was $3,396 and $32,187 respectively.

Last Chance Funding

On October 10, 2018, the Company issued a promissory note to Last Chance Funding for $7,450 of cash consideration. The note bears interest at 15% and matured on January 5, 2019. The Company also recorded a $2,795 debt discount due to origination fees due at the beginning of the note. This note was previously in default and was being paid down through a debt settlement agency hired by the Company. On April 17, 2019 the Company settled the promissory note with Last Chance Funding with a remaining total balance for $4,928. The note was satisfied in full with cash on that date with a confirmation that the balance was fully satisfied. As of December 31, 2019, the balance is $0. Interest expense for the years ended December 31, 2019 and 2018 was $182 and $1,040 respectively.

Velocity

In September, 2019, the Company issued a mortgage promissory note to Velocity with a face value of $975,000 whereby the Company received $943,751 in cash consideration, net of issuance and financing costs of $31,249 related to the assigned deeded property in Note 4 (Emerald Grove). The proceeds of the note were largely used to repay the PrideCo mortgage and other liabilities. The mortgage bears interest monthly on the unpaid principal at 10% with payments commencing on November 1, 2019 and applied to interest due prior to any additional principal payments. Any late payments will include an additional 10% based on the principal plus unpaid interest accrued at the time. The loan matures on October 1, 2021 and is secured by the property. There is no prepayment penalty on this loan after the first sixty days and any remaining principal at the maturity of the loan is due in full. Interest expense for the year ended December 31, 2019 was $26,445.

RAS, LLC

On October 25, 2019, the Company issued a promissory note to RAS, LLC “RAS”, a company controlled by Jason Sunstein and Lisa Landau who are officers of the Company, for $440,803. The proceeds of the note were largely used to repay shareholder loans and other liabilities. The loan bears interest at 10%. The loan matures on June 25, 2020 and is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). Additionally, as in incentive to the note holder, the Company is required to issue to the holder 132,461 shares of common stock valued at $97,858, which was recorded as a debt discount as of December 31, 2019. As of December 31, 2019, $26,871 of the discount has been amortized and the note is shown less amortized discount of $70,987. As of December 31, 2019, the shares have not been issued and recorded as stock payable. Interest expense for the year ended December 31, 2019 was $7,938.

Rushmyfile, Inc

On December 5, 2019, the Company issued a promissory note to Rushmyfile, Inc for $129,000 of cash consideration, net of $14,431 in financing costs and secured by property (Emerald Grove Vacant Land). The loan bears interest at 13%. The loan matures on December 1, 2021. Interest expense for the year ended December 31, 2019 was $1,195.

Shareholders

In March 2019, the Company entered into short term notes payable with six existing shareholders of the Company totaling $710,000. The notes bear interest at 20% and all notes matured in June 2019. As of December 31, 2019, the loans were paid in full. Interest expense for the year ended December 31, 2019 was $193,348.

On June 26, 2019, the Company entered into a short-term note payable with an existing shareholder of the Company totaling $25,000. During the year ended December 31, 2019 the shareholder advanced an additional $31,723 and the Company made repayments totaling $55,223. The notes bear interest at 10% and is due on March 1, 2020. As of December 31, 2019, the balance on the loan payable was $1,500. Interest expense for the year ended December 31, 2019 was $682.

In December 2019, the Company entered into short term notes payable with six existing shareholders of the Company totaling $345,000. The notes bear interest at 15%, mature in December 2020, and are secured by a Second Deed of Trust on the Emerald Grove property. As of December 31, 2019, the loans had an outstanding balance of $345,000. Interest expense for the year ended December 31, 2019 was $3,000.

NOTE 7 – CONVERTIBLE NOTES

Sylva International

On September 18, 2018, the Company issued a convertible note to Sylva International for $25,000 of cash consideration. The note is convertible into common stock at a fixed price of $0.50 per share. The note bears interest at 24%, matured on December 19, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price. The Company paid $18,000 leaving a remaining balance of $7,000 at December 31, 2018. As of December 31, 2019, the Company satisfied the remaining balance of the note and any accrued interest in full.

Hoyt

On August 7, 2019, the Company entered into a convertible promissory note pursuant to which it borrowed $50,000, net of an issuance costs of $8,500. Interest under the convertible promissory note is 20% per annum, and the principal and all accrued but unpaid interest is due on December 7, 2019. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price equal to the lower of (i) the lowest trading price during the previous ten (10) Trading Day period immediately preceding the date of the note or (ii) a price equal to the 75% of the lowest trading price during the previous ten (10) Trading Day period immediately preceding the Conversion date. The Company recorded a debt discount in the amount of $50,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $61,664 and an initial loss of $20,164 based on the Black-Scholes pricing model. During the year ended December 31, 2019 the loan was satisfied in full, and a gain of $65,531 was recognized in association with termination of the derivative liability.

Gordon

On August 7, 2019, the Company entered into a $25,000 convertible promissory note pursuant, net of an issuance costs of $2,125. Interest under the convertible promissory note is 20% per annum, and the principal and all accrued but unpaid interest is due on December 7, 2019. The note is convertible at any date after the issuance date at the noteholder’s option into shares of our common stock at a variable conversion price equal to the lower of (i) the lowest trading price during the previous ten (10) Trading Day period immediately preceding the date of the note or (ii) a price equal to the 75% of the lowest trading price during the previous ten (10) Trading Day period immediately preceding the Conversion date.

The Company recorded a debt discount in the amount of $25,000 in connection with the original issuance discount, offering costs and initial valuation of the derivative liability related to the embedded conversion option of the Note to be amortized utilizing the effective interest method of accretion over the term of the Note. Further, the Company recognized a derivative liability of $30,832 and an initial loss of $7,957 based on the Black-Scholes pricing model. During the year ended December 31, 2019, the loan was satisfied in full, and a gain of $32,765 was recognized in association with termination of the derivative liability.

The embedded conversion feature in the convertible debt instruments above were convertible at issuance which qualified them as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in ASC Topic No. 815-15, “Derivatives and Hedging (“Topic No. 815-15”). Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt.

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through December 30, 2019:

Risk free interest rate	1.88-2.05%
Expected term (years)	0.263-0.585
Expected volatility	265%-282%
Expected dividends	0%

As of December 31, 2019, the Company had no outstanding convertible debt or thereby related derivatives.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land

There is one remaining land project consisting of 20 acres to be acquired from Baja Residents Club (a Company controlled by our CEO Roberto Valdes) and developed into Valle Divino resort in Ensenada, Baja California, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land will be approved within the next 60 days, there is no assurance that such transfer of title will be approved in that time frame or at all. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of December 31, 2019, the Company has entered into two contracts for deed agreements to sell 2 lots of land.

Land purchase- Costa Bajamar

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of December 31, 2019, the agreement has not closed.

Commitment to Sell Land

On September 30, 2019, the Company entered into a contract for deed agreement “Agreement” with IntegraGreen whose principal is also a creditor. Under the agreement the Company agreed to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California for a total purchase price of $630,000, $63,000 was paid upon execution and the balance is payable in a balloon payment on October 1, 2026 with interest only payments of $3,780 due on the 1st of each month beginning April 1, 2020. During the duration of the Agreement the Company retains title and is allowed to encumber the property with a mortgage at its discretion, however IntegraGreen has the right to use the property. The Company may also evict IntegraGreen from the premises in the case of default under the agreement.

Due to the nature of the Agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the initial payment of $63,000 was classified as a deposit. Upon an event of default in which case the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the year ended December 31, 2019, the Company recognized $10,540 in lease income.

On October 2, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $50,000, $25,000 was paid upon execution and the balance was paid on October 7, 2019.

Due to the nature of the agreement, management deemed that there was a customer contract. As a result, the payment of $50,000 was classified as a contract liability under ASC 606, and it will be recognized as revenue when the Company fulfills its performance obligations to provide title to the lot.

On November 6, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $35,080, $10,000 was paid upon execution, $9,580 was paid on December 23, 2019, and the balance is due on February 4, 2020. The payments have been classified as a customer deposit on the balance sheet as of December 31, 2019.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s equity at December 31, 2019 consisted of 75,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share.

As of December 31, 2019 and 2018, there were 20,164,299 and 15,927,901 shares of common stock issued and outstanding, respectively.

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of December 31, 2019, ILA has not granted any options, as such, there is no share-based compensation for the year ended December 31, 2019.

On October 31, 2019, the Company’s Board of Directors designated 1,000 shares of Preferred B stock with a par value of $0.001.

As of December 31, 2019 and 2018, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 and 0 shares of Series B Preferred Stock were issued and outstanding, respectively.

Common Stock Issued for Services

On April 1, 2019, the Company issued 1,656,000 shares of common stock to be issued for services valued at $165,600.

On July 1, 2019, the Company issued 40,000 shares of common stock valued at $40,000 to a consultant for business development and advisory services. The term of the agreement is for a period of 12 months from the date of execution. As of December 31, 2019, the Company has recorded an expense of $40,000.

On July 1, 2019, the Company issued 12,000 shares of common stock valued at $12,000 to a consultant for business development and advisory services. The term of the agreement is for a period of twelve months from the date of execution. As of December 31, 2019, the Company has recorded an expense of $12,000.

On July 1, 2019, the Company entered into an agreement with a consultant for real-estate advisory services. Under the terms of the agreement the Company agreed to issue 80,000 shares of common stock valued at $74,748, 50,000 warrants valued at $47,823, and two plots of land with a total value of $25,725. The fair value of $47,823 of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: stock price $1.00, strike price of $0.50, expected term of two years, expected volatility of 262%, and discount rate of 1.78%. The total value of the consideration issued was $155,107. The term of the agreement is for a period of six months from the date of execution. As of December 31, 2019, the Company has recorded an expense of $77,553 related to the agreement and expects to recognize an additional expense of $77,553 in future periods.

On July 25, 2019, the Company agreed to issued 100,000 shares valued at $42,000 to an investment banker for advisory services. As of December 31, 2019, the Company has recorded an expense of $10,742 related to the agreement and expects to recognize an additional expense of $31,258 in future periods.

On October 8, 2019, the Company entered into an agreement with a consultant for real-estate advisory services. Under the terms of the agreement the Company agreed to issue 300,000 shares of common stock valued at $165,000.

On October 10, 2018, the Company entered into an agreement with investment banker for advisory services. The term of the agreement is for a period of twelve months, and automatically renewed on October 10, 2019. Pursuant to this agreement 68,965 shares valued at $40,000 were issued as a finder’s fee related to connecting the company with business contacts.

All shares of common stock issued during the year ended December 31, 2019 were unregistered.

Common stock issued for warrant exercise

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

On May 2, 2019, the Company issued 104,200 shares of common stock in a warrant exercise by a third-party investor for cash proceeds of $10,420.

On May 15, 2019, the Company issued 100,000 shares of common stock in a warrant exercise by a third-party investor for cash proceeds of $50,000. Proceeds were received in the year ended December 31, 2018 and recorded as stock payable until issuance.

All shares of common stock issued during the year ended December 31, 2019 were unregistered.

Common stock issued for cash

During the year ended December 31, 2019, the Company issued 747,500 shares for cash proceeds of $203,675.

On August 12, 2019, the Company agreed to issue 66,667 shares of common stock to a third-party investor for cash proceeds of $30,000. The shares had not been issued as of December 31, 2019 and stock payable of $30,000 was recorded as a result.

All shares of common stock issued during the year ended December 31, 2019 were unregistered.

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

On May 2, 2019, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $25,000.

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

On August 2, 2019, the Company issued 50,000 shares of common stock to a third-party investor for cash proceeds of $22,500. In conjunction with this sale of shares, the Company also attached one (1) plot of land and issued 50,000 shares. The total cash proceeds of $22,500 was allocated based upon the relative fair value of the shares, warrants and one (1) promised plot of land in the following amounts: shares were valued at $14,007, and plot of land was valued at $8,493.

All shares of common stock issued during the year ended December 31, 2019 were unregistered.

Common Stock Issued in Relation to Debt

On October 25, 2019 the Company issued 28,889 shares of common stock valued at $21,378 to settle $17,172 of outstanding debt.

On October 25, 2019 the Company agreed to issue 132,241 shares of common stock valued at $97,858 in connection with securing a loan from a third-party. As of December 31, 2019, the shares were not issued and were recorded as stock payable.

On August 7, 2019 the Company agreed issued 10,000 shares of common stock valued at $8,500 to in connection with securing convertible debt. These shares were issued on December 7, 2019.

On August 7, 2019 the Company agreed to issued 2,500 shares of common stock valued at $2,125 in connection with securing convertible debt. The shares were issued December 10, 2019.

On December 31, 2019 the Company issued 33,000 shares of common stock valued at $22,667 to settle $22,200 of outstanding debt.

All shares of common stock issued during the year ended December 31, 2019 were unregistered.

Preferred Stock

On November 6, 2019 the Company authorized and issued 1,000 shares of Series B Preferred Stock and 350,000 shares of common stock to Cleanspark Inc in a private equity offering for $500,000. Management evaluated the Series B Preferred stock under ASC 470 and determined that its embedded are more akin to equity than debt and as such recorded the value attributable to the shares of $293,500 as temporary equity on the consolidated balance sheet.

All shares of Preferred stock issued during the year ended December 31, 2019 were unregistered.

Stock Warrants

A summary of the Company’s warrant activity during the year ended December 31, 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2018	1,075,200	$0.27	0.60
Granted	390,000	0.49	0.77
Exercised	(768,000)	0.41	-
Forfeit/Canceled	(647,200)	0.24	-
Outstanding at December 31, 2019	50,000	$0.50	1.75

Exercisable at December 31, 2019	50,000

At December 31, 2019, 50,000 warrants were exercisable into common stock. The exercise price of outstanding warrants for common stock was $0.50 per warrant, and the term of exercise of the outstanding warrants was two years from the date of issuance. The aggregate intrinsic value as of December 31, 2019 and 2018 was approximately $0 and $133,000, respectively.

NOTE 10 – INCOME TAX

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry forward	$1,464,741	$492,121
Total gross deferred tax assets	1,464,741	492,121
Less - valuation allowance	(1,464,741)	(492,121)
Net deferred tax assets	$—	$—

As of December 31, 2019 and 2018, the Company had gross federal net operating loss carryforwards of approximately $6,974,958 and $5,378,872, respectively. The Company expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of December 31, 2019, all tax years are open for examination by the taxing authorities.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

NOTE 11 – SUBSEQUENT EVENTS

Common Stock Issued for Services

On January 1, 2020, the Company issued 50,000 shares of common stock to be issued for services valued at $25,000.

Warrant Exercise

On March 12, 2020, the Company received $10,000 in a warrant exercise to a third-party investor to issue 20,000 shares of common stock. As of the date of filing the shares have not been issued.

Option Exercise

Between January 21, 2020 and March 2, 2020, the Company received $68,808 in a option exercise from a third-party investor to issue 137,615 shares of common stock. As of the date of filing 17,165 shares from the exercise have not been issued.

Contract for deed agreement with common stock grant

On January 13, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 2 lots of vacant land located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $40,000. This also includes a stock grant of 80,000 shares of common stock. As of the date of filing the shares have not been issued.

On January 29, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000. This also includes a stock grant of 50,000 shares of common stock. As of the date of filing the shares have not been issued.

On March 26, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000. This also includes a stock grant of 50,000 shares of common stock.

On November 6, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $35,080, $10,000 was paid upon execution, $9,580 was paid on December 23, 2019, and the balance of $15,500 was paid on February 4, 2020. The payments have been classified as a customer deposit on the balance sheet as of December 31, 2019.

On February 24, 2020 IntegraGreen made a payment towards the contract for deed in the amount $32,000 .

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the coronavirus outbreak to date, the ultimate severity of the outbreak is uncertain. Operations of the Company are ongoing. Further the uncertain nature of its spread globally may impact our business operations resulting from quarantines of employees, customers, and third-party service providers. At this time, the Company is unable to estimate the impact of this event on its operations.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2019. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, we have concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this annual report due to the material weaknesses indicated below. We intend to implement additional procedures to improve disclosure controls.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

●	lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;

●	deficiencies in the period-end reporting process and accounting policies;

●	inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;

●	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process;

●	inadequate controls over maintenance of records

Management has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting.

The Company plans to:

●	Conduct formal training related to key accounting policies, internal controls, and SEC compliance for all key personnel who have an impact on the transactions underlying the financial statements.

●	Emphasize the importance of, and monitor the sustained compliance with, the execution of our internal controls over financial reporting.

●	Work with our third-party service provider to ensure that our accounting and reporting for income taxes are timely and accurate.

CHANGES IN INTERNAL CONTROLS

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Roberto Jesus Valdes	51	President, Principal Executive Officer and a Director
Jason Sunstein	48	Principal Financial and Accounting Officer and a Director
Lisa Landau	57	Chief Operations Officer

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

Board Committees

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Board of Directors deems it is necessary.

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

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors or any independent directors on our board, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

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

The following table summarizes all compensation recorded by us in 2019, 2018 and 2017 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2019. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the option awards are included in Note 2 of the Notes to our Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE

The following table presents information concerning the compensation awarded to, earned by, or paid to the named executive officers for services rendered for the three years ended December 31, 2019.

Name and Principal	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Position	Dec. 31	($)	($)	($)(1)	($)	($)	($)	($)	($)

Roberto Jesus	2019	21,000	0	0	0	0	0	0	21,000
Valdez,	2018	40,805	0		0	0	0	0	40,805
CEO, President, Director	2017	102,000	0	125,000	0	0	0	0	227,000

Jason Sunstein,	2019	89,681	0	0	0	0	0	0	89,681
VP Finance, CFO	2018	138,079	0	0	0	0	0	0	138,079
Director	2017	139,987	0	125,000	0	0	0	0	264,987

Lisa Landau,	2019	11,500	0	0	0	0	0	0	11,500
Chief Operations	2018	33,706	0	0	0	0	0	0	33,706
Officer	2017	30,505	0	125,000	0	0	0	0	155,505

Employment Agreement

The Company has no Employment Agreement with any of its officers or directors.

Stock Option Plan –

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of December 31, 2019, ILA has not granted any options, as such, there is no share-based compensation for the year ended December 31, 2019.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership, as of the date of this filing, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The percentage of shares is based on 21,434,289 shares issued and outstanding on April 2, 2020.

Name	# of Shares of Common Stock	Percentage
Roberto Jesus Valdes	4,000,000	19%
Jason Sunstein *	3,750,000	18%
Lisa Landau	300,000	0.014%
Elizabeth Roemer	1,000,000	0.5%
All Exec. Officers and Directors as a group (3 persons)	8,050,000	38%

*	Jason A. Sunstein Family Investments, LLC is the record holder of these shares. Jason Sunstein controls Jason A. Sunstein Family Investments, LLC.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Please see Note 5 to the financial statements for a listing of our related party transactions

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

Item 14. Principal Accountant Fees and Services.

During 2019, Haskell & White, LLP and 2018, M&K CPAS, PLLC, the Company’s independent auditors, have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the years ended December 31, 2019 and 2018, as contained in this Report, are estimated and included.

	Year ended December 31,
	2019	2018

Audit Fees	$56,300	$37,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board of Directors as a whole pre-approves all services provided by Haskell & White LLP. For any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Share Exchange Agreement with ILA Mexico (1)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (1)
23.1*	Consent of HASKELL & WHITE LLP
23.2	Consent of M&K CPAS, PLLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1* 101

Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Annual report for the period ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

(1)	Filed with S-1 registration statement on February 11, 2016.
*	Filed herein.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2020.

INTERNATIONAL LAND ALLIANCE, INC.

By:	/s/ Roberto Jesus Valdes
Name:	Roberto Jesus Valdes
Title:	Principal Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Signature

/s/ Roberto Jesus Valdes	Dated: April 14, 2020
Roberto Jesus Valdes
President, Principal Executive Officer and a Director

/s/ Jason Sunstein	Dated: April 14, 2020
Jason Sunstein
Principal Financial and Accounting Officer and a Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (1)
10.1	Share Exchange Agreement with ILA Mexico (1)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (1)
23.1*	Consent of HASKELL & WHITE LLP
23.2	Consent of M&K CPAS, PLLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1* 101

Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Annual report for the period ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL)

(1)	Filed with S-1 registration statement on February 11, 2016.
*	Filed herein.

