Form 10-Q
period 2020-03-31
International Land Alliance Inc.
filed 2020-05-22
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of March 31, 2020, the registrant had 21,384,289 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$2,038	$172,526
Prepaid expenses and other current assets	170,561	-
Total current assets	172,599	172,526

Land	271,225	271,225
Land held for sale	647,399	647,399
Buildings, net	869,383	880,789
Construction in process	250,000	250,000
Other non-current assets	21,080	10,540
Total assets	$2,231,686	$2,232,479

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$313,292	$100,159
Contract liability	54,412	50,000
Deposits	95,000	82,580
Promissory notes, net	754,361	753,009
Total current liabilities	1,217,065	985,748

Promissory notes, net of current portion	1,080,785	1,076,937

Total liabilities	2,297,850	2,062,685

Commitments and contingencies

Temporary equity	293,500	293,500

Stockholders’ deficit
Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively;	28	28
1,000 Series B shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Common stock $0.001 par value; 75,000,000 shares authorized; 21,384,289 and 20,614,289 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	20,785	20,615
Additional paid-in capital	7,173,279	6,702,750
Stock payable	267,334	127,858
Accumulated deficit	(7,821,091)	(6,974,958)
Total stockholders’ equity (deficit)	(359,664)	(123,706)

Total liabilities and stockholders’ deficit	$2,231,686	$2,232,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2020	March 31, 2019

Revenues, net	$15,083	$-

Cost of revenues	-	-

Gross profit	15,083	-

Operating expenses
Sales and marketing	358,599	-
General and administrative expenses	406,115	180,914
Total operating expenses	764,714	180,914

Loss from operations	(749,631)	(180,914)

Other income (expense)
Interest expense, net	(96,502)	(53,604)
Total other income (expense)	(96,502)	(53,604)

Net loss	$(846,133)	$(234,518)

Loss per common share - basic and diluted	$(0.04)	$(0.01)

Weighted average common shares outstanding - basic and diluted	20,629,440	15,940,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Consolidated Statements of Changes in Stockholders Deficit

(Unaudited)

	Series A		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Deficit
Balance, December 31, 2018	28,000	$28	-	$-	15,927,901	$15,928	$4,762,547	$35,420	$(5,378,872)	$(564,949)
Common stock and warrants sold for cash	-	-	-	-	-	-	-	10,000	-	10,000
Common stock, warrants and plots promised for cash, net	-	-	-	-	50,000	50	15,445	17,500	-	32,995
Common stock issued for warrant exercise	-	-	-	-	-	-	-	46,000	-	46,000
Net loss	-	-	-	-	-	-	-	-	(234,518)	(234,518)
Balance, March 31, 2019	28,000	$28	-	$-	15,977,901	$15,978	$4,777,992	$108,920	$(5,613,390)	$(710,472)

Balance, December 31, 2019	28,000	$28	1,000	$1	20,614,289	$20,615	$6,702,750	$127,858	$(6,974,958)	$(123,706)
Stock options granted for services							173,951			173,951
Common stock issued for warrant and option exercise	-	-	-	-	120,000	120	59,880	18,808	-	78,808
Common stock issued for services	-	-	-	-	50,000	50	236,698	-	-	236,748
Common stock to be issued and plots promised for cash	-	-	-	-	-	-	-	120,668	-	120,668
Net loss	-	-	-	-	-	-	-	-	(846,133)	(846,133)
Balance, March 31, 2020	28,000	$28	1,000	$1	20,784,289	$20,785	$7,173,279	$267,334	$(7,821,091)	$(359,664)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities
Net loss	$(846,133)	$(234,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation for services	410,699	-
Depreciation and amortization	11,406	3,923
Amortization of debt discount	41,033	488
Changes in assets and liabilities
Increase in prepaid expenses and other current assets	(170,561)	-
Increase in accounts payable and accrued liabilities	213,133	52,746
Increase in non-current assets	(10,540)	-
Increase in contract liability and deposits	16,832	-
Net cash used in operating activities	(334,131)	(177,361)

Cash Flows from investing activities
Asset acquisition	-	(517,051)
Net cash used in investing activities	-	(517,051)

Cash Flows from Financing Activities
Common stock, warrants and options sold for cash	78,808	56,000
Stock, land, and warrants for cash, net	120,668	42,500
Cash payments on promissory notes	(35,833)	(3,779)
Cash proceeds from promissory notes	-	710,000
Net cash from financing activities	163,643	804,721

Net (decrease) increase in Cash	(170,488)	110,309

Cash, beginning of period	172,526	971

Cash, end of period	$2,038	$111,280

Supplemental disclosure of cash flow information
Cash paid for interest	$42,284	$2,353
Cash paid for tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

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

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest year ended December 31, 2019. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2019 audited financial statements have been omitted from these interim unaudited financial statements.

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. For further information, refer to the audited financial statements and notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of March 31, 2020, the Company’s current liabilities exceeded its current assets by $1,044,466. The Company has recorded a net loss of $846,133 for the quarter ended March 31, 2020 and has an accumulated deficit of $7,821,091 as of March 31, 2020. Net cash used in operating activities for the quarter ended March 31, 2020 was $334,131. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales and weak demand for purchase of plots continues, the Company will continue to experience a shortfall in cash and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its future operations subsequent to December 31, 2019. Given the liquidity and credit constraints in the markets caused by the current economic environment amidst the COVID-19 pandemic, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. This could include construction delays or abilities of our customers to obtain sufficient funding to close on sales. We have seen continued interest in our properties with 2 sale closing subsequent   to March 31, 2020, with 3 more signed awaiting payment. We have been approved by 2 mortgage companies to provide financing for our customers. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company. (See Note 9 regarding subsequent events.)

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”); the Company has a 100% equity interest in ILA Mexico. ILA Fund includes cash as its only assets with minimal expenses as of March 31, 2020. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of March 31, 2020. All intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and 2019, respectively.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of any balance sheet date presented or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities.

Cost Capitalization

The cost of buildings and improvements includes the purchase price of the property, legal fees, and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Buildings in the Consolidated Balance Sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development are also capitalized.

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

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

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

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

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

Stock-Based Compensation and Services

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

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

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

At March 31, 2020 and December 31, 2019, there were a total 210,000 and 50,000 warrants and options issued and outstanding convertible into common stock, respectively, and all warrants are considered anti-dilutive.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2020.

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement (“RPA” or “the Agreement”) to acquire real property located in Hemet, California, which included approximately 80 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant lots to be used for the purpose of development “vacant lots”. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required by the seller to transfer the property for consideration from an individual versus a separate legal entity. The transaction closed on March 18, 2019 and the consideration included a loan financed in the amount of $605,000, in  addition to cash consideration of $524,613 which came from a portion of funds loaned by investors of the Company to be repaid as interest bearing notes payable. On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The mortgage obligation was assumed by the Company, as approval by the Board of Directors in March 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default. Mr. Sunstein remained a guarantor on the mortgage until the debt was paid in full during the year ended December 31, 2019 through a refinancing transaction. The Company recorded the assets acquired and liabilities assumed at fair value on the date of assignment and assumption.

The Company has included all allowed acquisition costs of $22,050 in the value of the capitalized assets. The building and land asset values were assigned using a purchase price allocation based on the appraised land values. The total of the consideration plus acquisition costs assets of $1,122,050 was allocated to land and building in the following amounts: $271,225 – Land; $850,826 – Building. The land is an indefinite long-lived asset that were assessed for impairment as a grouped asset with the building on a periodic basis. The building has an estimated useful life of 20 years and is depreciated on a straight-line basis.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes , transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. It was previously subject to approval by the Mexican government in Baja, California which was finalized in June 2019. As consideration for the promise to transfer title, the Company previously issued 7,500,000 shares of founder’s common stock that was valued at $750,000 or $0.10 per common share. No prior accounting was recorded for this issuance pending resolution of the contingency to transfer title, which was resolved during the year ended December 31, 2019. A portion of this value was allocated to the Oasis Park resort and a portion was allocated to other properties as the Company continues to receive transfer of title. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as lots are sold. As of March 31, 2020, the Company reported a balance for assets held for sale of $647,399.

NOTE 4 – LAND AND BUILDING

Land and buildings, net as of March 31, 2020 and December 31, 2019:

	Useful life	March 31, 2020	December 31, 2019
Land – Emerald Grove		$271,225	$271,225

Land held for sale		$647,399	$647,399

Construction in process		$250,000	$250,000

Building – Emerald Grove	20 years	917,496	917,496
Less: Accumulated depreciation		(48,113)	(36,707)

Building, net		$869,383	$880,789

Depreciation expense was $11,406 and $3,923 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid to its Chief Executive Officer consulting fees for services directly related to continued operations of $0 and $3,000 for the three months ended March 31, 2020 and 2019, respectively.

The Company paid its Chief Financial Officer consulting fees of $25,901 and $31,360 for the three months ended March 31, 2020 and 2019, respectively.

The Company paid to its Secretary consulting fees for services directly related to continued operations of $5,500 and $0 for the three months ended March 31, 2020 and 2019, respectively.

The Company’s Chief Financial Officer, Jason Sunstein, also facilitated the Emerald Grove asset purchase as described in Note 3.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

NOTE 6 – NOTES PAYABLE

	March 31, 2020	December 31, 2019

Note payable, due August 2020	$40,828	$46,660
Note payable, 10% interest, due March 2020	1,500	1,500
Note payable, secured, 10% interest, due October 2021	975,000	975,000
Note payable, 10% interest, due June 2020	402,453	432,453
Note payable, 15% interest, due December 2020	50,000	50,000
Note payable, 15% interest, due December 2020	50,000	50,000
Note payable, 15% interest, due December 2020	100,000	100,000
Note payable, 15% interest, due December 2020	100,000	100,000
Note payable, 15% interest, due December 2020	20,000	20,000
Note payable, 15% interest, due December 2020	25,000	25,000
Note payable, 13% interest, due December 2021	129,000	129,000
Total Notes Payable	1,893,781	1,929,613

Less discounts	(58,635)	(99,667)

Total Notes Payable	1,835,146	1,829,946

Less current portion	(754,361)	(753,009)

Total Notes Payable - long term	$1,080,785	$1,076,937

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2020 and 2019 was $97,151 and $53,604, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land

There is one remaining land project consisting of 20 acres to be acquired and developed into Valle Divino resort in Ensenada, which is subject to approval by the Mexican government in Baja, California. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of March 31, 2020, the Company has entered into five contracts for deed agreements to sell 6 lots of land.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

Land purchase- Costa Bajamar

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by its CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of March 31, 2020, the agreement has not closed.

Commitment to Sell Land

On September 30, 2019, the Company entered into a contract for deed agreement “Agreement” with IntegraGreen whose principal is also a creditor. Under the agreement, the Company agreed to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California for a total purchase price of $630,000. $63,000 was paid upon execution and the balance is payable in a balloon payment on October 1, 2026 with interest only payments of $3,780 due on the 1st of each month, beginning April 1, 2020. During the duration of the Agreement the Company retains title and is allowed to encumber the property with a mortgage at its discretion: However IntegraGreen has the right to use the property. The Company may also evict IntegraGreen from the premises in the case of default under the agreement.

During the three months ended March 31, 2020, the Company received an additional payment of $32,000. Due to the nature of the Agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the payments received of $95,000 are classified as a deposit. Upon an event of default in which case the payment is non-refundable, the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the three months ended March 31, 2020, the Company recognized $10,540 in lease income.

On October 7, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico and 100,000 shares of common stock for a total purchase price of $50,000. $25,000 was paid upon execution and the balance was paid on October 10, 2019. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $39,282; and plot of land was valued at $10,718.

Due to the nature of the agreement, management deemed that there was a customer contract. As a result, the $10,718 value of the land was classified as a contract liability under ASC 606, and it will be recognized as revenue when the Company fulfills its performance obligations to provide title to the lot.

On November 6, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico and 70,160 shares of common stock for a total purchase price of $35,080. $10,000 was paid upon execution, $9,580 was paid on December 23, 2019, and the balance was paid on February 4, 2020. The total cash proceeds of $35,080 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $25,258; and plot of land was valued at $9,822, which was classified as a contract liability on the balance sheet as of March 31, 2020.

On January 13, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 2 lots of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $40,000, paid upon execution. The total cash proceeds of $40,000 was allocated based upon the relative fair value of the shares and two (2) promised plots of land in the following amounts: shares were valued at $23,780; and plot of land was valued at $16,220, which was classified as a contract liability on the balance sheet as of March 31, 2020.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

On January 24, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of March 31, 2020.

On March 25, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of March 31, 2020.

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

Employment Agreements

The Company has an employment agreement with the CEO to perform duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum. Accrued payroll expense for the three months ending March 2020 and 2019 were $30,000 and $0, respectively.

The Company has an employment agreement with the CFO to perform duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum. Accrued payroll expense for the three months ending March 2020 and 2019 were $30,000 and $0, respectively.

The Company has an employment agreement with the Secretary to perform duties and responsibilities as may be assigned. The base salary is in the amount of $80,000 per annum. Accrued payroll expense for the three months ending March 2020 and 2019 were $20,000 and $0, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s equity at March 31, 2020 consisted of 75,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share. As of March 31, 2020, and December 31, 2019, there were 21,384,289 and 20,614,289 shares of common stock issued and outstanding, respectively.

As of March 31, 2020 and December 31, 2019, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

Common Stock Issued for Services

On January 1, 2020, the Company issued 50,000 shares of common stock and 150,000 warrants to be issued for services valued at $50,000 and $186,748, respectively.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

Warrant Exercises

On March 12, 2020, the Company received cash proceeds of $10,000 for 20,000 shares of common stock to be issued in  a warrant exercise by a third-party investor. As of March 31, 2020 the shares had not been issued and were recorded as stock payable.

Option Exercises

On January 21, 2020, the Company received cash proceeds of $20,000 for 40,000 shares of common stock to be issued in a warrant exercise by a third-party investor.

On February 26, 2020, the Company received cash proceeds of $20,000 for 40,000 shares of common stock to be issued in a warrant exercise by a third-party investor.

On February 28, 2020, the Company received cash proceeds of $20,000 for 40,000 shares of common stock to be issued in a warrant exercise by a third-party investor.

On March 2, 2020, the Company received cash proceeds of $8,808 for 17,615 shares of common stock to be issued in a warrant exercise by a third-party investor. As of March 31, 2020 the shares had not been issued and were recorded as stock payable.

Common Stock sold with a Promise to Deliver Title to Plot of Land and Warrants

On October 10, 2019, the Company received cash proceeds of $50,000 for 100,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $39,282; and plot of land was valued at $10,718. As of March 31, 2020, the shares had not been issued and were recorded as stock payable.

On November 6, 2019, the Company received cash proceeds of $35,080 for 70,160 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $35,080 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $25,258; and plot of land was valued at $9,822. As of March 31, 2020, the shares had not been issued and were recorded as stock payable.

On January 13, 2020, the Company received cash proceeds of $40,000 for 80,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached two (2) plots of land. The total cash proceeds of $40,000 was allocated based upon the relative fair value of the shares and two (2) promised plots of land in the following amounts: shares were valued at $23,780; and plot of land was valued at $16,220. As of March 31, 2020, the shares had not been issued and were recorded as stock payable.

On January 24, 2020, the Company received cash proceeds of $25,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826. As of March 31, 2020, the shares had not been issued and were recorded as stock payable.

On March 25, 2020, the Company received cash proceeds of $25,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826. As of March 31, 2020, the shares had not been issued and were recorded as stock payable.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

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

At March 31, 2020 and December 31, 2019, 28,000 shares of Series A Preferred Stock were issued and outstanding.

Warrants

A summary of the Company’s warrant activity during the three months ended March 31, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2019	50,000	$0.50	1.25
Granted	150,000	0.50	1.76
Exercised	(20,000)	0.0	-
Forfeit/Canceled	-	0.0	-
Outstanding at March 31, 2020	180,000	$0.50	3.01

Exercisable at March 31, 2020	180,000

At March 31, 2020, 200,000 warrants were exercisable into common stock. The exercise price of outstanding warrants for common stock was $0.50 per warrant, and the term of exercise of the outstanding warrants was two years from the date of issuance. The aggregate intrinsic value as of March 31, 2020 and December 31, 2019 was approximately $39,600 and $40,000, respectively.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2020

Options

A summary of the Company’s stock option activity during the three months ended March 31, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2019	-	$-	-
Granted	150,000	0.50	0.75
Exercised	(120,000)	0.50	-
Forfeit/Canceled	-	0.0	-
Outstanding at March 31, 2020	30,000	$0.50	0.75

Exercisable at March 31, 2020	30,000

On January 31, 2020, the Company granted 150,000 stock options for services valued at $173,951. The exercise price of outstanding warrants for common stock was $0.50 per warrant, and the term of exercise of the outstanding warrants was one year from the date of grant. During the three months ended March 31, 2020, 120,000 option were exercised for $60,000. The aggregate intrinsic value of the remaining options as of March 31, 2020 , was approximately $6,600.

NOTE 9 – SUBSEQUENT EVENTS

Stock issuances

Subsequent March 31, 2020, the Company issued 250,160 shares to partially settle $107,294 of the recorded  stock payable as of March 31, 2020.

On April 01, 2020, the Company received cash proceeds of $25,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826.

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

As of March 31, 2020 we had:

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

Results of Operations for the Three Months Ended March 31, 2020 and March 31, 2019

Revenues

Our total revenue reported for the three months ended March 31, 2020 was $15,083, compared with $0 for the three months ended March 31, 2019. The change is a result of rental income activities that the Company had not engaged in during prior periods.

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2020 was $0 compared with $0 for the three months ended March 31, 2019.

Operating Expenses

Operating expenses increased to $805,746 for the three months ended March 31, 2020 from to $180,914 for the three months ended March 31, 2019. The detail by major category is reflected in the table below.

	Three Months Ended March 31
	2020	2019

Sales and marketing	$358,559	$-
General and administrative	447,147	180,914

Total Operating Expenses	$805,746	$180,914

Sales and marketing costs increased by $358,599 for  the three months ended March 31, 2020 primarily due to the increased operations of the Company and options granted for services. As the Company obtained title to the Oasis Park property in the second quarter of 2019 and has begun to sell plots for the Valle Divino and Costa Bajamar project commencing in Q3 2019, the Company has spent significant amounts on website development, marketing and other efforts to generate interest in these projects to potential buyers. As the Company was not positioned to sell these properties in the prior comparable period, there were no expenditures for sale and marketing in the period ended March 31, 2019.

General and administrative costs increased by $225,201  for the three months ended March 31, 2020 primarily due to increased salaries, stock based payments for consulting services, and professional fees.

Net Loss

We finished the three months ended March 31, 2020 with a net loss of $846,133, as compared to a loss of $234,518 for the three months ended March 31, 2019, which is primarily the result of the increased professional, marketing, and consulting fees incurred during the 2020 and well as increased interest expense associated with the increase in financing during 2020

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

Capital Resources and Liquidity

Cash and cash equivalents were $2,038 at March 31, 2020. As shown in the accompanying financial statements, we recorded a loss of $846,133 and $234,518 for the three months ended March 31, 2020 and 2019, respectively. Our working capital deficit at March 31, 2020 was $1,044,466 and net cash flows used in operating activities for the three months ended March 31, 2020 were $334,131. These factors and our limited ability to raise additional capital to accomplish our objectives, raise substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating continued revenues over the next twelve months as we continue to market the sale of lots held for sale, now having assumed title of our Oasis Park Resort property; however, we there can be no assurance that such revenue will be sufficient to cover our expenses. Consequently, we expect to be dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2020 was $334,131 which resulted primarily due to the loss of $846,133 offset by debt discount amortization expense of $41,033, depreciation and amortization of $11,406, and stockbased compensation for services of $410,699. Net cash flows used in operating activities for the three months ended March 31, 2019 was $177,361 which resulted primarily due to the loss of $234,518 offset by debt discount amortization expense of $488, increase in accounts payable of $1,496 and decrease in accrued expenses of $51,250.

Investing Activities

There were no investment cash activities for the three months ended March 31, 2020. Net cash flows used in investing activities was $517 for the three months ended March 31, 2019. The funds were used for the acquisition of an investment property. ,051

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2020 was $163,643 primarily from cash proceeds from the exercise of warrants and options of $78,808, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $120,668, less cash payments of $35,833 for promissory notes. Net cash flows provided by financing activities for the three months ended March 31, 2019 was $804,721 primarily from cash proceeds from the exercise of warrants of $56,000, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $42,500, and cash proceeds from note payable of $710,000 and cash proceeds from convertible note payable of $0.

As a result of these activities, we experienced a decrease in cash and cash equivalents of $170,488 and $110,309 for the three months ended March 31, 2020 and 2019, respectively. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors or from sale of our common shares.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgements and estimates disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the SEC on April 14, 2020.

Off-balance Sheet Arrangements

During the period ended March 31, 2020, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

The recent accounting pronouncements that are material to our financial statements are disclosed in Note 1 of our consolidated audited financial statements included in the Form 10-K filed with the SEC and in Note 1 of our unaudited consolidated financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of March 31, 2020, our disclosure controls and procedures that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure. As of March 31, 2020, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

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

Management expects to strengthen internal control further during 2020 which is subject to available financial resources by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

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

Warrant Exercise

On March 12, 2020, the Company received cash proceeds of $10,000 for 20,000 shares of common stock to be issued in a warrant exercise by a third-party investor. As of March 31, 2020, the shares had not been issued and were recorded as stock payable

Option Exercise

Between January 21, 2020 and March 2, 2020, the Company received $60,000 in an option exercise from a third-party investor to issue 120,000 shares of common stock.

On March 2, 2020, the Company received cash proceeds of $8,808 for 17,615 shares of common stock to be issued in  a warrant exercise by a third-party investor. As of March 31, 2020, the shares had not been issued and were recorded as stock payable.

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

On April 1, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000. This also includes a stock grant of 50,000 shares of common stock.

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

Dated:	May 21, 2020	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
President, Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

