Form 10-Q
period 2020-06-30
International Land Alliance Inc.
filed 2020-08-21
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 19, 2020, the registrant had 23,141,294 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC..

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$170,876	$172,526
Prepaid and other current assets	129,997	-
Total current assets	300,873	172,526

Land	271,225	271,225
Land Held for Sale	647,399	647,399
Buildings, net	857,977	880,789
Construction in Process	250,000	250,000
Other non-current assets	31,619	10,540
Total assets	$2,359,093	$2,232,479

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$511,618	$100,159
Contract liability	72,064	50,000
Deposits	95,000	82,580
Promissory notes, net	712,180	391,543
Promissory notes, net – Related Party	372,453	361,466
Total current liabilities	1,763,315	985,748

Promissory Notes, net of current portion	981,419	1,076,937

Total liabilities	2,744,734	2,062,685

Commitments and Contingencies
Temporary Equity	293,500	293,500

Stockholders’ equity (deficit)
Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	28	28
1,000 and 1,000 Series B shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Common stock; $0.001 par value; 75,000,000 shares authorized; 21,670,654 and 20,614,289 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	21,671	20,615
Additional paid-in capital	7,538,777	6,702,750
Stock payable	45,000	127,858
Accumulated deficit	(8,284,618)	(6,974,958)
Total stockholders’ equity (deficit)	(679,141)	(123,706)

Total liabilities and stockholders’ equity (deficit)	$2,359,093	$2,232,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues, net	$10,749	$ 455,306	$25,832	$455,306

Cost of revenues		20,263		20,263

Gross profit	10,749	435,043	25,832	435,043

Operating expenses
Sales and marketing	58,223	-	416,822	-
General and administrative expenses	318,430	487,799	724,545	668,713
Total operating expenses	376,653	487,799	1,141,367	668,713

Loss from operations	(365,904)	(52,756)	(1,115,535)	(233,670)

Other income (expense)
Gain on settlement of debt	-	8,406	-	8,406
Interest expense	(97,623)	(131,346)	(194,125)	(184,950)
Total other income (expense)	(97,623)	(122,940)	(194,125)	(176,544)

Net loss	$(463,527)	$(175,696)	$(1,309,660)	$(410,214)

Loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.02)

Weighted average common shares outstanding - basic and diluted	21,287,181	17,823,932	21,005,351	16,904,082

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2019 and 2020

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Deficit
Balance, December 31, 2018	28,000	$28	-	$-	15,927,901	$15,928	$4,762,547	$35,420	$(5,378,872)	$(564,949)
Common stock and warrants sold for cash	-	-	-	-	-	-	-	10,000	-	10,000
Common stock, warrants and plots promised for cash, net	-	-	-	-	50,000	50	15,445	17,500	-	32,995
Common stock issued for warrant exercise	-	-	-	-	-	-	-	46,000	-	46,000
Net loss	-	-	-	-	-	-	-	-	(234,518)	(234,518)
Balance, March 31, 2019	28,000	$28	-	$-	15,977,901	$15,978	$4,777,992	$108,920	$(5,613,390)	$(710,472)
Consideration for title transfer of Oasis Park	-	-	-	-	-	-	670,000	(670,000)	-	-
Common stock and warrants sold for cash	-	-	-	-	90,000	90	42,410	(10,000)	-	32,500
Common stock, warrants and plots promised for cash, net	-	-	-	-	389,200	389	141,845	(52,920)	-	89,314
Common stock issued for warrant exercise	-	-	-	-	768,000	768	129,232	(46,000)	-	84,000
Common stock issued for services	-	-	-	-	1,656,000	1,656	163,944	-	-	165,600
Transfer of title for Oasis Park Resort	-	-	-	-	-	-	-	670,000	-	670,000
Net loss	-	-	-	-	-	-	-	-	(175,696)	(175,696)
Balance, June 30, 2019	28,000	$28	-	$-	18,881,101	$18,881	$5,925,423	$-	$(5,789,086)	$155,246

Balance, December 31, 2019	28,000	$28	1,000	$1	20,614,289	$20,615	$6,702,750	$127,858	$(6,974,958)	$(123,706)
Stock options granted for services	-	-	-	-	-	-	173,951	-	-	173,951
Common stock issued for warrant exercise	-	-	-	-	120,000	120	59,880	18,808	-	78,808
Common stock issued for servcies	-	-	-	-	50,000	50	236,698	-	-	236,748
Common stock to be issued and plots promised for cash	-	-	-	-	-	-	-	120,668	-	120,668
Net loss	-	-	-	-	-	-	-	-	(846,133)	(846,133)
Balance, March 31, 2020	28,000	$28	1,000	$1	20,784,289	$20,785	$7,173,279	$267,334	$(7,821,091)	$(359,664)
Stock issued in connection with debts	-	-	-	-	171,923	171	126,889	(97,858)	-	29,202
Common stock and warrants sold for cash	-	-	-	-	214,282	215	86,093	(3,808)	-	82,500
Common stock to be issued and plots promised for cash	-	-	-	-	500,160	500	152,516	(120,668)	-	32,348
Net loss	-	-	-	-	-	-	-	-	(463,527)	(463,527)
Balance, June 30, 2020	28,000	$28	1,000	$1	21,670,654	$21,671	$7,538,777	$45,000	$(8,284,618)	$(679,141)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2020	June 30, 2019

Cash Flows from Operating Activities
Net loss	$(1,309,660)	$(410,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	410,699	165,600
Gain on settlement of debt	-	(8,406)
Depreciation and amortization	22,812	15,692
Amortization of debt discount	84,899	675
Changes in assets and liabilities
Due to officer	-	5,874
Increase in other current assets	(129,997)	-
Increase in accounts payable	411,459	11,848
Increase in other non-current assets	(21,079)	-
Increase in contract liability	22,064	-
Increase in deposit liability	12,420	-
in accrued expenses Decrease	-	(292,614)
Land held for sale	-	20,263
Net cash used in operating activities	(496,383)	(491,282)

Cash Flows from investing
Asset acquisition	-	(517,051)
Net cash used in investing activities	-	(517,051)

Cash Flows from Financing Activities
Common stock and warrants sold for cash	161,308	42,500
Common stock, warrants and plots promised for cash, net	153,016	142,500
Common stock issued for warrant exercise	-	130,000
Cash payments on promissory notes – related party	(60,000)	-
Cash payments on promissory notes	(5,832)	(33,476)
Cash proceeds from promissory notes	246,241	735,000
Net cash from financing activities	494,733	1,016,524

Net increase (decrease) in Cash	(1,650)	8,191

Cash, beginning of period	172,526	971

Cash, end of period	$170,876	$9,162

Supplemental disclosure of cash flow information
Cash paid for interest	$54,596	$29,989
Cash paid for tax	$-	$-

Non-Cash investing and financing transactions
Lot obligation satisfied for land	$-	$20,191
Original issue discount on note payable	28,500	-
Debt discount issued on notes payable	29,202	-
Title transfer for Oasis Park Resort	$-	$670,000
Acquisition and mortgage assumed as part of asset purchase	$-	$605,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

June 30, 2020

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the audited financial statements and notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of June 30, 2020, the Company’s current liabilities exceeded its current assets by $1,462,442. The Company has recorded a net loss of $1,309,660 for the six months ended June 30, 2020 and has an accumulated deficit of $8,284,618 as of June 30, 2020. Net cash used in operating activities for the quarter ended June 30, 2020 was $496,383. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”); the Company has a 100% equity interest in ILA Mexico. ILA Fund includes cash as its only assets with minimal expenses as of June 30, 2020. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of June 30, 2020. All intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and 2019, respectively.

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of June 30, 2020 and December 31, 2019 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete, and capitalization must cease, involves a degree of judgment. Our capitalization policy on development properties is guided by ASC 835-20 Interest – Capitalization of Interest and ASC 970 Real Estate - General. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy or sale upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

At June 30, 2020 and December 31, 2019, there were a total 310,000 and 50,000 warrants issued and outstanding convertible into common stock, respectively, and all warrants are considered anti-dilutive.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2020.

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the potential on its financial statements.

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement (“RPA” or “the Agreement”) to acquire real property located in Hemet, California, which included approximately 80 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant lots to be used for the purpose of development “vacant lots”. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required by the seller to transfer the property for consideration from an individual versus a separate legal entity. The transaction closed on March 18, 2019 and the consideration included a loan financed in the amount of $605,000 (see Note 6 - PrideCco) in addition to cash consideration of $524,613 which came from a portion of funds loaned by investors of the Company to be repaid as interest bearing notes payable (see Note 6). On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The mortgage obligation was assumed by the Company, as approval by the Board of Directors in March 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default. Mr. Sunstein remained a guarantor on the mortgage until the debt was paid in full during the year ended December 31, 2019 through a refinancing transaction (see Note 6 – Velocity). The Company recorded the assets acquired and liabilities assumed at fair value on the date of assignment and assumption.

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

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes , transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. It was previously subject to approval by the Mexican government in Baja, California which was finalized in June 2019. As consideration for the promise to transfer title, the Company previously issued 7,500,000 shares of founder’s common stock that was valued at $750,000 or $0.10 per common share. No prior accounting was recorded for this issuance pending resolution of the contingency to transfer title, which was resolved during the year ended December 31, 2019. A portion of this value was allocated to the Oasis Park resort and a portion was allocated to other properties as the Company continues to receive transfer of title. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as lots are sold. As of June 30, 2020, the Company reported a balance for assets held for sale of $647,399.

NOTE 4 – BUILDING, NET

Buildings, net as of June 30, 2020 and December 31, 2019:

	Useful life	June 30, 2020	December 31, 2019
Building – Emerald Grove	20 years	917,496	917,496
Less: Accumulated depreciation		(59,519)	(36,707)

Building, net		$857,977	$880,789

Depreciation expense was $22,812 and $15,692 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company entered into an employment agreement with the Chief Executive Officer on January 1, 2020 to perform duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation. The Company paid to its Chief Executive Officer consulting and payroll fees for services directly related to continued operations of $5,000 and $13,500 for the six months ended June 30, 2020 and 2019, respectively.

The Company entered into an employment agreement with the Chief Financial Officer on January 1, 2020 to perform duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation. The Company paid its Chief Financial Officer consulting and payroll fees of $30,016 and $35,334 for the six months ended June 30, 2020 and 2019, respectively.

The Company entered into an employment agreement with the Sales and Marketing Director on January 1, 2020 to perform duties and responsibilities as may be assigned. The base salary is in the amount of $80,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation. The Company paid to its Secretary consulting and payroll fees for services directly related to continued operations of $13,000 and $2,500 for the six months ended June 30, 2020 and 2019, respectively.

The Company’s Chief Financial Officer, Jason Sunstein, also facilitated the Emerald Grove asset purchase as described in Note 3.

On October 25, 2019, the Company issued a promissory note to RAS, LLC “RAS”, a company controlled by Jason Sunstein and Lisa Landau who are officers of the Company, for $440,803. The proceeds of the note were largely used to repay shareholder loans and other liabilities. The loan bears interest at 10%. The loan matures on June 25, 2020 and is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). Additionally, as in incentive to the note holder, the Company is required to issue to the holder 132,461 shares of common stock valued at $97,858, which was recorded as a debt discount as of December 31, 2019. As of June 30, 2020, the discount has been fully amortized, and the note is shown less amortized discount of $0. The shares were issued on May 1, 2020. Interest expense for the six months ending June 2020 and 2019 was $19,925 and $0, respectively.

NOTE 6 – NOTES PAYABLE

	June 30, 2020	December 31, 2019
Note payable, due August 2020	$40,828	$46,660
Note payable, 10% interest, due March 2020	1,500	1,500
Note payable, secured, 10% interest, due October 2021	975,000	975,000
Note payable, 15% interest, due December 2020	50,000	50,000
Note payable, 15% interest, due December 2020	50,000	50,000
Note payable, 15% interest, due December 2020	100,000	100,000
Note payable, 15% interest, due December 2020	100,000	100,000
Note payable, 15% interest, due December 2020	20,000	20,000
Note payable, 15% interest, due December 2020	25,000	25,000
Note payable, 13% interest, due December 2021	129,000	129,000
Note Payable, 12% interest, due June 2021	285,000	-
Total Notes Payable	$1,776,328	$1,497,160
Less discounts	(82,728)	(28,680)

Total Notes Payable	1,693,599	1,468,480

Less current portion	(712,180)	(391,543)

Total Notes Payable - long term	$981,419	$1,076,937

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2020 and 2019 was $194,125 and $184,950, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land

There is one remaining land project consisting of 20 acres to be acquired and developed into Valle Divino resort in Ensenada, which is subject to approval by the Mexican government in Baja, California. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of June 30, 2020, the Company has entered into five contracts for deed agreements to sell eight lots of land.

Land purchase- Costa Bajamar

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of June 30, 2020, the agreement has not closed.

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

During the six months ended June 30, 2020 the Company received an additional payment of $32,000. Due to the nature of the Agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the received payments of $95,000 were classified as a deposit. Upon an event of default in which case the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the six months ended June 30, 2020, the Company recognized $21,079 in lease income.

On October 10, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico and 100,000 shares of common stock for a total purchase price of $50,000. $25,000 was paid upon execution and the balance was paid on October 7, 2019. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $39,282; and plot of land was valued at $10,718.

Due to the nature of the agreement, management deemed that there was a customer contract. As a result, the $10,718 value of the land was classified as a contract liability under ASC 606, and it will be recognized as revenue when the Company fulfills its performance obligations to provide title to the lot.

On November 6, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico and 70,160 shares of common stock for a total purchase price of $35,080, $10,000 was paid upon execution, $9,580 was paid on December 23, 2019, and the balance was paid on February 4, 2020. The total cash proceeds of $35,080 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $25,258; and plot of land was valued at $9,822, which was classified as a contract liability on the balance sheet as of June 30,2020.

On January 13, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 2 lots of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $40,000, paid upon execution. The total cash proceeds of $40,000 was allocated based upon the relative fair value of the shares and two (2) promised plots of land in the following amounts: shares were valued at $23,780; and plot of land was valued at $16,220, which was classified as a contract liability on the balance sheet as of June 30,2020.

On January 24, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of June 30,2020.

On March 25, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of June 30,2020.

On April 28, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of June 30,2020.

On June 19, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of June 30,2020.

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

Employment Agreements

The Company entered into an employment agreement with the Chief Executive Officer on January 1, 2020 to perform duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation.

The Company entered into an employment agreement with the Chief Financial Officer on January 1, 2020 to perform duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation.

The Company entered into an employment agreement with the Sales and Marketing Director on January 1, 2020 to perform duties and responsibilities as may be assigned. The base salary is in the amount of $80,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s equity at June 30, 2020 consisted of 75,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share. As of June 30, 2020, and December 31, 2019, there were 21,670,654 and 20,614,299 shares of common stock issued and outstanding, respectively.

As of June 30, 2020, and December 31, 2019, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

Common Stock Issued for Services

On January 1, 2020, the Company issued 50,000 shares of common stock and 150,000 warrants to be issued for services valued at $50,000 and $186,748, respectively.

Common Stock Issued for Cash

On August 12, 2019, the Company received cash proceeds of $30,000 for 66,667 shares of common stock. These shares were issued on May 1, 2020

On January 21, 2020, the Company received cash proceeds of $20,000 for 40,000 shares of common stock.

On February 26, 2020, the Company received cash proceeds of $20,000 for 40,000 shares of common stock.

On February 28, 2020, the Company received cash proceeds of $20,000 for 40,000 shares of common stock.

On March 2, 2020, the Company received cash proceeds of $8,807 for 17,615 shares of common. These shares were issued on May 19, 2020.

On March 12, 2020, the Company received cash proceeds of $10,000 for 20,000 shares of common stock. These shares were issued on May 1, 2020.

On May 4, 2020, the Company received cash proceeds of $9,000 for 20,000 shares of common.

On May 5, 2020, the Company received cash proceeds of $10,000 for 40,000 shares of common. As of June 30, 2020, the shares had not been issued and were recorded as stock payable.

On May 16, 2020, the Company received cash proceeds of $16,000 for 40,000 shares of common. As of June 30, 2020, the shares had not been issued and were recorded as stock payable.

On May 18, 2020, the Company received cash proceeds of $20,000 for 80,000 shares of common. As of June 30, 2020, the shares had not been issued and were recorded as stock payable.

On May 18, 2020, the Company received cash proceeds of $15,000 for 60,000 shares of common. As of June 30, 2020, the shares had not been issued and were recorded as stock payable.

On June 20, 2020, the Company received cash proceeds of $12,500 for 50,000 shares of common stock.

Common Stock sold with a Promise to Deliver Title to Plot of Land and Warrants

On October 10, 2019, the Company received cash proceeds of $50,000 for 100,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $39,282; and plot of land was valued at $10,718. The shares were issued on May 1, 2020.

On November 6, 2019, the Company received cash proceeds of $35,080 for 70,160 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $35,080 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $25,258; and plot of land was valued at $9,822. The shares were issued on May 1, 2020.

On January 13, 2020, the Company received cash proceeds of $40,000 for 80,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached two (2) plots of land. The total cash proceeds of $40,000 was allocated based upon the relative fair value of the shares and two (2) promised plots of land in the following amounts: shares were valued at $23,780; and plot of land was valued at $16,220. The shares were issued on May 1, 2020.

On January 24, 2020, the Company received cash proceeds of $25,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826. The shares were issued on May 1, 2020.

On March 25, 2020, the Company received cash proceeds of $25,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826. The shares were issued on April 3, 2020

On April 01, 2020, the Company received cash proceeds of $25,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826.

On June 25, 2020, the Company received cash proceeds of $25,000 for 100,000 shares of common stock and 100,000 one year warrants to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares and warrants were valued at $16,174; and plot of land was valued at $8,826

Common Stock Issued in Relation to Debt

On October 25, 2019, the Company agreed to issue 132,461 shares of common stock valued at $97,858 in connection with securing a loan from a third-party. These shares were issued on May 1, 2020.

On June 4, 2020, the Company issued 39,462 shares valued at $29,202 in connection with securing a loan from a third- party.

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

At June 30, 2020 and December 31, 2019, 28,000 shares of Series A Preferred Stock were issued and outstanding.

Warrants

A summary of the Company’s warrant activity during the six months ended June 30, 2020 is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Warrants	Average Exercise Price	Term (Year)
Outstanding at December 31, 2019	50,000	$0.50	1.25
Granted	310,000	0.40	1.76
Exercised	(0)	0.0	-
Forfeit/Canceled	(0)	0.0	-
Outstanding at June 30, 2020	360,000	$0.50	3.01

Exercisable at June 30, 2020	360,000

At June 30, 2020, 360,000 warrants were exercisable into common stock. The exercise price of outstanding warrants for common stock was between $.25 - $0.50 per warrant, and the term of exercise of the outstanding warrants was one - two years from the date of issuance. The aggregate intrinsic value as of June 30, 2020 and December 31, 2019 was approximately $98,200 and $33,000, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2020 for accounting and disclosure.

Stock issuances

Subsequent June 30, 2020, the Company issued 180,000 shares for $45,000 cash, which was received during the six month period ended June 30, 2020 and recorded as stock payable.

Subsequent June 30, 2020, the Company issued 30,000 shares for $7,500 cash,

Subsequent June 30, 2020, the Company issued 400,000 shares for services valued at.$192,000.

Subsequent June 30, 2020, the Company received cash proceeds of $25,000 for 150,000 shares of common stock and 100,000 one year warrants to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares and warrants were valued at $16,174; and plot of land was valued at $8,826

Subsequent June 30, 2020, the Company issued 710,640 shares to honor expired stock warrants for shareholders in good standing with the Company.

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

Overview

As of June 30, 2020, we had:

●	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential lot sales and development.

●	Completed development of our interactive website for visitors to view condominium and villa options and allow customization;

●	Assumed title of the Oasis Park Resort in San Felipe. As progress continues on the development of the Oasis Park Resort, we are expecting the transfer of title on the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Costa Bajamar in Ensenada, Baja California in the near future as it continues to follow the necessary steps to complete this legal process.

●	Continued our efforts to secure the proper financing and capital by exploring various options that will help achieve our goals of advanced development and additional investment opportunities.

●	We engaged a Director of Sales, Mexico Division, Mauricio Bustamante

●	The portion of the funding over the last 6 months has gone to start the construction of the model homes which is expected to enhance sales.

Results of Operations for the Three and Six Months Ended June 30, 2020 compared to the Three and Six Months Ended June 30, 2019

Revenues

Our total revenue reported for the three months ended June 30, 2020 was $10,749, compared with $455,306 for the three months ended June 30, 2019. The change is a result of assuming title of Oasis Park Resorts in June 2019 and recognizing associated revenue related to satisfying performance obligations regarding the sale of Oasis Park Resort lots in that period.

Our total revenue reported for the six months ended June 30, 2020 was $25,832, compared with $455,306 for the six months ended June 30, 2019. The change is a result of assuming title of Oasis Park Resorts in June 2019 and recognizing associated revenue related to satisfying performance obligations regarding the sale of Oasis Park Resort lots in that period.

Cost of Revenues

Our total cost of revenues for the three months ended June 30, 2020 was $0 compared with $20,263 for the three months ended June 30, 2019. The change is a result of assuming title of Oasis Park Resorts in June 2019 and recognizing associated costs revenue related to satisfying performance obligations regarding the sale of Oasis Park Resort lots in that period.

Our total cost of revenues for the six months ended June 30, 2020 was $0 compared with $20,263 for the six months ended June 30, 2019. The change is a result of assuming title of Oasis Park Resorts in June 2019 and recognizing associated costs revenue related to satisfying performance obligations regarding the sale of Oasis Park Resort lots in that period.

Operating Expenses

Operating expenses decreased to $376,653 for the three months ended June 30, 2020 from to $487,799 for the three months ended June 30, 2019. The detail by major category is reflected in the table below.

Operating expenses increased to $1,141,367 for the six months ended June 30, 2020 from to $668,713 for the six months ended June 30, 2019. The detail by major category is reflected in the table below.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Sales and marketing	$58,223	$-	$416,822	$-
General and administrative	318,430	487,799	724,545	668,713

Total Operating Expenses	$376,653	$487,799	$1,141,367	$668,713

Sales and marketing costs increased by $58,223 for the three months ended June 30, 2020 primarily due to the increased operations of the Company and options granted for services. As the Company obtained title to the Oasis Park property in the second quarter of 2019 and has begun to sell plots for the Valle Divino and Costa Bajamar project commencing in Q3 2019, the Company has spent significant amounts on website development, marketing and other efforts to generate interest in these projects to potential buyers. As the Company was not positioned to sell these properties in the prior comparable period, there were no expenditures for sale and marketing in the period ended June 30, 2019.

Sales and marketing costs increased by $416,822 for the six months ended June, 2020 primarily due to the increased operations of the Company and options granted for services. As the Company obtained title to the Oasis Park property in the second quarter of 2019 and has begun to sell plots for the Valle Divino and Costa Bajamar project commencing in Q3 2019, the Company has spent significant amounts on website development, marketing and other efforts to generate interest in these projects to potential buyers. As the Company was not positioned to sell these properties in the prior comparable period, there were no expenditures for sale and marketing in the period ended June 30, 2019.

General and administrative costs decreased by $169,369 for the three months ended June 30, 2020 primarily due to a decrease in share-based compensation and construction costs for the three month period that did not re-occur in the 2020 period.

General and administrative costs increased by $55,832 for the six months ended June 30, 2020 primarily due to increased salaries, stock based payments for consulting services, and professional fees.

Net Loss

We finished the three months ended June 30, 2020 with a net loss of $463,527, as compared to a loss of $175,696 for the three months ended June 30, 2019, which is primarily the result of revenue recognized in 2019 for the sale and satisfaction of obligations related to the sale of Oasis Park Resort lots.

We finished the six months ended June 30, 2020 with a net loss of $1,309,660, as compared to a loss of $410,214 for the six months ended June 30, 2019, which is primarily the result of the increased professional, marketing, and consulting fees incurred during  2020 and well as increased interest expense associated with the increase in financing during 2020 .

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

Capital Resources and Liquidity

Cash was $170,876 and $172,526 at June 30, 2020 and December 31, 2019, respectively. As shown in the accompanying financial statements, we recorded a loss of $463,527 and $ 1,309,660, respectively, for the three and six months ended June 30, 2020 and $175,696 and $410,214, respectively, for the three and six months ended June 30, 2019. Our working capital deficit at June 30, 2020 was $1,462,442 and net cash flows used in operating activities for six months ended June 30, 2020 were $496,383. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

We anticipate generating continued revenues over the next twelve months as we continue to market the sale of lots held for sale at our Oasis Park Resort. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2020 was $496,383 which resulted primarily due to the loss of $1,309,660 offset by non-cash share-based compensation of $410,669, and an increase in AP $411,459. Net cash flows used in operating activities for the six months ended June 30, 2019 was $491,282 which primarily resulted due to the loss of $410,214 and a decrease in accrued expenses of $292,614.

Investing Activities

Net cash flows used in investing activities was $0 for the six months ended June 30, 2020. Net cash flows used in investing activities was $517,051 for the six months ended June 30, 2019. The funds were used for the acquisition of an investment property.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2020 was $494,733 primarily from cash proceeds from sale of common stocks and warrants of $161,308, cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $153,016, net cash proceeds from notes payable of approximately $246,241 , and offset by repayment on a promissory note to a related party of $60,000. Net cash flows provided by financing activities for the six months ended June 30, 2019 was $1,016,524 primarily from cash proceeds from sale of common stocks and warrants of $42,500, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $142,500, cash proceeds from warrant exercise of $130,000 and cash proceeds from note payable of $735,000.

As a result of these activities, we experienced a decrease in cash and cash equivalents of $1,650 for the six months ended June 30, 2020 and an increase in cash and cash equivalents of $8,191 for the six months ended June 30, 2019, respectively.

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

Off-balance Sheet Arrangements

During the period ended June 30, 2020, we have not engaged in any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of June 30, 2020, our disclosure controls and procedures that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure. As of June 30, 2020, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

Changes in Internal Control over Financial Reporting

There  has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management expects to strengthen internal control further during 2020, subject to available financial resources by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

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

On January 1, 2020, the Company issued 150,000 warrants to be issued for services valued at $173,951.

Common Stock Issued for Cash

On August 12, 2019, the Company received cash proceeds of $30,000 for 66,667 shares of common stock. These shares were issued on May 1, 2020

On February 26, 2020, the Company received cash proceeds of $20,000 for 40,000 shares of common stock.

On February 28, 2020, the Company received cash proceeds of $20,000 for 40,000 shares of common stock.

On March 12, 2020, the Company received cash proceeds of $10,000 for 20,000 shares of common stock. As of March 31, 2020, the shares had not been issued and were recorded as stock payable

On May 4, 2020, the Company received cash proceeds of $9,000 for 20,000 shares of common stock.

On May 5, 2020, the Company received cash proceeds of $10,000 for 40,000 shares of common stock. As of June 30, 2020, the shares had not been issued and were recorded as stock payable.

On May 16, 2020, the Company received cash proceeds of $16,000 for 40,000 shares of common stock. As of June 30, 2020, the shares had not been issued and were recorded as stock payable.

On May 18, 2020, the Company received cash proceeds of $20,000 for 80,000 shares of common stock. As of June 30, 2020, the shares had not been issued and were recorded as stock payable.

On May 18, 2020, the Company received cash proceeds of $15,000 for 60,000 shares of common stock. As of June 30, 2020, the shares had not been issued and were recorded as stock payable.

On June 20, 2020, the Company received cash proceeds of $12,500 for 50,000 shares of common stock.

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

On April 28, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000. This also includes a stock grant of 50,000 shares of common stock.

On June 19, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000. This also includes a stock grant of 50,000 shares of common stock.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 20, 2020	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
President, Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

