Form 10-Q
period 2020-09-30
International Land Alliance Inc.
filed 2020-11-20
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 20, 2020, the registrant had 23,200,654 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$16,221	$172,526
Prepaid and other current assets	85,425	-
Total current assets	101,646	172,526

Land	271,225	271,225
Land Held for Sale	647,399	647,399
Buildings, net	846,446	880,789
Construction in Process	250,000	250,000
Other non-current assets	42,158	10,540
Total assets	$2,158,874	$2,232,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$515,601	$100,159
Contract liability	76,267	50,000
Deposits	101,000	82,580
Promissory notes, net of debt discounts	633,516	391,543
Promissory notes, net of debt discounts– Related Party	356,453	361,466
Total current liabilities	1,682,837	985,748

Promissory Notes, net of current portion	1,077,023	1,076,937

Total liabilities	2,759,860	2,062,685

Commitments and Contingencies (Note 7)
Temporary Equity	293,500	293,500

Stockholders’ deficit
Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	28	28
1,000 and 1,000 Series B shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Common stock; $0.001 par value; 100,000,000 shares authorized; 22,430,654 and 20,614,289 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	22,431	20,615
Additional paid-in capital	8,297,930	6,702,750
Stock (receivable) payable	(251,288)	127,858
Accumulated deficit	(8,963,588)	(6,974,958)
Total stockholders’ deficit	(894,486)	(123,706)

Total liabilities and stockholders’ deficit	$2,158,874	$2,232,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three months ended		For the Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues, net	$14,076	$8,493	$39,908	$463,799

Cost of revenues	-	779	-	21,042

Gross profit	14,076	7,714	39,908	442,757

Operating expenses
Sales and marketing	14,860	-	431,682	-
General and administrative expenses	600,609	426,024	1,325,154	1,094,737
Total operating expenses	615,469	426,024	1,756,836	1,094,737

Loss from operations	(601,393)	(418,310)	(1,716,928)	(651,980)

Other income (expense)
Gain on settlement	-	-	-	8,406
Loss on derivative liability	-	(33,921)	-	(33,921)
Interest expense	(77,577)	(61,490)	(271,702)	(246,440)
Total other income (expense)	(77,577)	(95,411)	(271,702)	(271,955)

Net loss	$(678,970)	$(513,721)	$(1,988,630)	$(923,935)

Loss per common share - basic and diluted	$(0,03)	$(0.03)	$(0.09)	$(0.06)

Weighted average common shares outstanding - basic and diluted	22,307,719	19,210,253	21,187,461	16,672,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2020 and 2019

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock			Common Stock		Additional Paid-in	Stock Payable	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount		Shares	Amount	Capital	(receivable)	Deficit	Deficit
Balance, December 31, 2018	28,000	$28	-		$-	15,927,901	$15,928	$4,762,547	$35,420	$(5,378,872)	$(564,949)
Common stock and warrants sold for cash	-	-	-		-	-	-	-	10,000	-	10,000
Common stock, warrants and plots promised for cash, net	-	-	-		-	50,000	50	15,445	17,500	-	32,995
Common stock issued for warrant exercise	-	-	-		-	-	-	-	46,000	-	46,000
Net loss	-	-	-		-	-	-	-	-	(234,518)	(234,518)
Balance, March 31, 2019	28,000	$28	-		$-	15,977,901	$15,978	$4,777,992	$108,920	$(5,613,390)	$(710,472)
Consideration for title transfer of Oasis Park Resort	-	-	-		-	-	-	670,000	(670,000)	-	-
Common stock, warrants sold for cash	-	-	-		-	90,000	90	42,410	(10,000)	-	32,500
Common stock, warrants and plots promised for cash, net	-	-	-		-	389,200	389	141,845	(52,920)	-	89,314
Common stock issued for warrant exercise	-	-	-		-	768,000	768	129,232	(46,000)	-	84,000
Common stock issued for services	-	-	-		-	1,656,000	1,656	163,944	-	-	165,600
Transfer of title for Oasis Park Resort	-	-	-		-	-	-	-	670,000	-	670,000
Net loss	-	-	-		-	-	-	-	-	(175,696)	(175,696)
Balance, June 30, 2019	28,000	$28	-	$		18,881,101	$18,881	$5,925,423	$-	$(5,789,086)	$155,246
Common stock, warrants and plots promised for cash, net	-	-	-		-	50,000	50	13,957	-	-	14,007
Common stock and warrants sold for cash	-	-	-		-	270,000	270	121,230	30,000	-	151,500
Stock issuable upon execution of convertible debts	-	-	-		-	-	-	-	10,625	-	10,625
Common stock, warrants, and land issued for services	-	-	-		-	132,000	132	126,416	420	-	126,968
Net loss	-	-	-		-	-	-	-	-	(513,721)	(513,721)
Balance September 30, 2019	28,000	$28	-		$-	19,333,101	$19,333	$6,187,026	$41,045	$(6,302,807)	$(55,375)

Balance, December 31, 2019	28,000	$28	1,000		$1	20,614,289	$20,615	$6,702,750	$127,858	$(6,974,958)	$(123,706)
Stock options granted for services	-	-	-		-	-	-	173,951	-	-	173,951
Common stock issued for warrant exercise	-	-	-		-	120,000	120	59,880	18,808	-	78,808
Common stock issued for services	-	-	-		-	50,000	50	236,698	-	-	236,748
Common stock to be issued and plots promised for cash	-	-	-		-	-	-	-	120,668	-	120,668
Net loss	-	-	-		-	-	-	-	-	(846,133)	(846,133)
Balance, March 31, 2020	28,000	$28	1,000		$1	20,784,289	$20,785	$7,173,279	$267,334	$(7,821,091)	$(359,664)
Stock issued in connection with debts	-	-	-		-	171,923	171	126,889	(97,858)	-	29,202
Common stock and warrants sold for cash	-	-	-		-	214,282	215	86,093	(3,808)	-	82,500
Common stock to be issued and plots promised for cash	-	-	-		-	500,160	500	152,516	(120,668)	-	32,348
Net loss	-	-	-		-	-	-	-	-	(463,527)	(463,527)
Balance, June 30, 2020	28,000	$28	1,000		$1	21,670,654	$21,671	$7,538,777	$45,000	$(8,284,618)	$(679,141)
Stock and warrants issued for services	-	-	-		-	400,000	400	686,216	(268,788)	-	417,828
Common stock and warrants sold for cash	-	-	-		-	210,000	210	52,290	(27,500)	-	25,000
Common stock to be issued and plots promised for cash	-	-	-		-	150,000	150	20,647	-	-	20,797
Net loss	-	-	-		-	-	-	-	-	(678,970)	(678,970)

Balance, September 30, 2020	28,000	$28	1,000		$1	22,430,654	$22,431	$8,297,930	$(251,288)	$(8,963,588)	$(894,486)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2020	September 30, 2019

Cash Flows from Operating Activities
Net loss	$(1,988,630)	$(923,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	828,527	266,842
Gain on settlement of liability payable	-	(8,406)
Value of land issued for services in excess of cost	-	25,726
Loss on derivative liabilities	-	33,921
Depreciation and amortization	34,343	27,461
Amortization of debt discount	106,161	33,531
Changes in assets and liabilities
Prepaid and other current assets	(85,425)	(15,642)
Accounts payable and accrued liabilities	415,442	(283,512)
Other non-current assets	(31,618)	-
Contract liability	26,267	63,000
Land held for sale	-	(17,925)
Deposits	18,420	-
Net cash used in operating activities	(676,513)	(798,939)

Cash Flows from Investing Activities
Asset acquisition	-	(476,525)
Net cash used in investing activities	-	(476,525)

Cash Flows from Financing Activities
Common stock and warrants sold for cash	186,308	194,000
Common stock, warrants and plots promised for cash, net	173,813	136,316
Common stock issued from warrant exercise	-	130,000
Cash payments on promissory notes	(21,554)	(984,362)
Cash proceeds from promissory notes	257,641	1,730,851
Cash proceeds from convertible debt	-	75,000
Cash payment on convertible debt	-	(7,000)
Cash payments on promissory notes	(76,000)	-
Net cash provided by financing activities	520,208	1,274,805

Net decrease in Cash	(156,305)	(659)

Cash, beginning of period	172,526	971

Cash, end of period	$16,221	$312

Supplemental disclosure of cash flow information
Cash paid for interest	$63,396	$46,504
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Lot obligation satisfied for land	$-	$20,191
Original issue discount on note payable	$28,500	$-
Debt discount issued on notes payable	$29,202	$75,000
Title transfer for Oasis Park Resort	$-	$670,000
Acquisition and mortgage assumed as part of asset purchase	$-	$605,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

September 30, 2020

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the audited financial statements and notes for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of September 30, 2020, the Company’s current liabilities exceeded its current assets by $1,581,191. The Company has recorded a net loss of $1,988,630 for the nine months ended September 30, 2020 and has an accumulated deficit of $8,963,588 as of September 30, 2020. Net cash used in operating activities for the nine months ended September 30, 2020 was $676,513. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”); the Company has a 100% equity interest in ILA Mexico. ILA Fund includes cash as its only assets with minimal expenses as of September 30, 2020. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of September 30, 2020. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and 2019, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of September 30, 2020 and December 31, 2019 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities.

Cost Capitalization

The cost of buildings and improvements includes the purchase price of the property, legal fees, and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Buildings in the Consolidated Balance Sheets. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

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

Land Held for Sale

The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition and (3) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated net realizable value.

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

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of lot sales or the execution of terms and conditions contracts with third parties and investors. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration was historically paid prior to transfer of title as stated above and in future land sales, the Company plans to transfer title to buyers at the time consideration has been transferred if the acquisition of the property has been completed by the Company. The Company applies judgment in determining the customer’s ability and intention to pay; however, collection risk is mitigated through collecting payment in advance or through escrow arrangements. A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer, which for us is transfer of title to our buyers. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. We have concluded the sale of property and delivering title is accounted for as the single performance obligation.

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

At September 30, 2020 and December 31, 2019, there were a total of 360,000 and 50,000 warrants issued and outstanding convertible into common stock, respectively, and all warrants are considered anti-dilutive.

At September 30, 2020 and December 31, 2019, there were a total of 1,200,000 and 0 options to purchase an equivalent number of the Company’s common stock, respectively, under the Company’s equity incentive plan. All options are considered anti-dilutive.

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2020.

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

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement (“RPA” or “the Agreement”) to acquire real property located in Hemet, California, which included approximately 80 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant lots to be used for the purpose of development “vacant lots”. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required by the seller to transfer the property for consideration from an individual versus a separate legal entity. The transaction closed on March 18, 2019 and the consideration included a loan financed in the amount of $605,000 (see Note 6 - PrideCo) in addition to cash consideration of $524,613 which came from a portion of funds loaned by investors of the Company to be repaid as interest bearing notes payable (see Note 6). On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The mortgage obligation was assumed by the Company, as approved by the Board of Directors in March 2019. The mortgage loan was not assigned to the Company by the lender; however, the lender acknowledged that the transfer of the property to the Company did not trigger an event of default. Mr. Sunstein remained a guarantor on the mortgage until the debt was paid in full during the year ended December 31, 2019 through a refinancing transaction (see Note 6 – Velocity). The Company recorded the assets acquired and liabilities assumed at fair value on the date of assignment and assumption.

The Company has included all allowed acquisition costs of $22,050 in the value of the capitalized assets. The building and land asset values were assigned using a purchase price allocation based on the appraised land values. The total of the consideration plus acquisition costs assets of $1,122,050 was allocated to land and building in the following amounts: $271,225 – Land; $850,826 – Building. The land is an indefinite long-lived asset that was assessed for impairment as a grouped asset with the building on a periodic basis.

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes , transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. It was previously subject to approval by the Mexican government in Baja, California which was finalized in June 2019. As consideration for the promise to transfer title, the Company previously issued 7,500,000 shares of founder’s common stock that was valued at $750,000 or $0.10 per common share. No prior accounting was recorded for this issuance pending resolution of the contingency to transfer title, which was resolved during the year ended December 31, 2019. A portion of this value was allocated to the Oasis Park resort and a portion was allocated to other properties as the Company continues to receive transfer of title. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as lots are sold. As of September 30, 2020, the Company reported a balance for assets held for sale of $647,399.

NOTE 4 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land and buildings, net as of September 30, 2020 and December 31, 2019:

	Useful life	September 30, 2020	December 31, 2019
Land – Emerald Grove		$271,225	$271,225

Land held for sale – Oasis Park		$647,399	$647,399

Construction in Process		$250,000	$250,000

Building – Emerald Grove	20 years	917,496	917,496
Less: Accumulated depreciation		(71,050)	(36,707)

Building, net		$846,446	$880,789

Depreciation expense was $11,531 and $34,343 for the three and nine months ended September 30, 2020. Depreciation expense was $11,769 and $27,461 for the three and nine months ended September 30, 2019.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company entered into an employment agreement with the Chief Executive Officer on January 1, 2020 to perform duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation. The Company paid to its Chief Executive Officer consulting and payroll fees for services directly related to continued operations of $5,000 and $21,000 for the nine months ended September 30, 2020 and 2019, respectively.

The Company entered into an employment agreement with the Chief Financial Officer on January 1, 2020 to perform duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation. The Company paid its Chief Financial Officer consulting and payroll fees of $92,308 and $62,749 for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s Chief Financial Officer, Jason Sunstein, also facilitated the Emerald Grove asset purchase as described in Note 3.

On October 25, 2019, the Company issued a promissory note to RAS, LLC “RAS”, a company controlled by Lisa Landau, a former officer and related party to an officer of the Company, for $440,803. The proceeds of the note were largely used to repay shareholder loans and other liabilities. The loan bears interest at 10%. The loan matures on June 25, 2020 and is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). Additionally, as in incentive to the note holder, the Company is required to issue to the holder 132,461 shares of common stock valued at $97,858, which was recorded as a debt discount as of December 31, 2019. As of September 30, 2020, the discount has been fully amortized, and the note is shown less amortized discount of $0. The shares were issued on May 1, 2020. Interest expense for the nine months ending September 30, 2020 and 2019 was $26,758 and $0, respectively.

NOTE 6 – NOTES PAYABLE

	September 30, 2020	December 31, 2019
Note payable, due August 2020 – in default	$36,606	$46,660
Note payable, 10% interest, due March 2020 – in default	1,500	1,500
Note payable, secured, 10% interest, due October 2021	975,000	975,000
Note payable, 15% interest, due December 2020	50,000	50,000
Note payable, 15% interest, due December 2020	50,000	50,000
Note payable, 15% interest, due December 2020	100,000	100,000
Note payable, 15% interest, due December 2020	100,000	100,000
Note payable, 15% interest, due December 2020	20,000	20,000
Note payable, 15% interest, due December 2020	25,000	25,000
Note payable, 13% interest, due December 2021	117,500	129,000
Note Payable, 12% interest, due June 2021	285,000	-
Note Payable, 0% interest, due October 2020	11,400	-
Total Notes Payable	$1,772,006	$1,497,160
Less discounts	(61,467)	(28,680)

Total Notes Payable	1,710,539	1,468,480

Less current portion	(633,516)	(391,543)

Total Notes Payable - long term	$1,077,023	$1,076,937

Interest expense including amortization of the associated debt discount for the nine months ended September 30, 2020 and 2019 was $272,702 and $313,412, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land

There is one remaining land project consisting of 20 acres to be acquired and developed into Valle Divino resort in Ensenada, which is subject to approval by the Mexican government in Baja, California. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of September 30, 2020, the Company has entered into nine contracts for deed agreements to sell ten lots of land.

Land purchase- Costa Bajamar

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of September 30, 2020, the agreement has not closed.

Commitment to Sell Land

On September 30, 2019, the Company entered into a contract for deed agreement “Agreement” with IntegraGreen whose principal is also a creditor. Under the agreement the Company agreed to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California for a total purchase price of $630,000, $63,000 was paid upon execution and the balance is payable in a balloon payment on October 1, 2026 with interest only payments of $3,780 due on the 1st of each month beginning April 1, 2020. During the duration of the Agreement the Company retains title and is allowed to encumber the property with a mortgage at its discretion; however, IntegraGreen has the right to use the property. The Company may also evict IntegraGreen from the premises in the case of default under the agreement.

During the nine months ended September 30, 2020, the Company received an additional payment of $32,000. Due to the nature of the Agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the received payments of $95,000 were classified as a deposit. Upon an event of default the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the nine months ended September 30, 2020, the Company recognized $31,618 in lease income.

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

Due to the nature of the agreement, management deemed that there was a customer contract. As a result, the $10,718 value of the land was classified as a contract liability under ASC 606, and it will be recognized as revenue when the Company fulfills its performance obligation to provide title to the lot.

On November 6, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico and 70,160 shares of common stock for a total purchase price of $35,080.$10,000 was paid upon execution, $9,580 was paid on December 23, 2019, and the balance was paid on February 4, 2020. The total cash proceeds of $35,080 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $25,258; and plot of land was valued at $9,822, which was classified as a contract liability on the balance sheet as of September 30, 2020.

On January 13, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 2 lots of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $40,000, paid upon execution. The total cash proceeds of $40,000 was allocated based upon the relative fair value of the shares and two (2) promised plots of land in the following amounts: shares were valued at $23,780; and plot of land was valued at $16,220, which was classified as a contract liability on the balance sheet as of September 30, 2020.

On January 24, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of September 30, 2020.

On March 25, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of September 30, 2020.

On April 28, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of September 30, 2020.

On June 19, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of September 30, 2020.

On July 14, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $20,797; and plot of land was valued at $4,203, which was classified as a contract liability on the balance sheet as of September 30, 2020

Litigation Costs and Contingencies

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

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s equity at September 30, 2020 consisted of 75,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share. As of September 30, 2020, and December 31, 2019, there were 22,430,654 and 20,614,299 shares of common stock issued and outstanding, respectively.

As of September 30, 2020, and December 31, 2019, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

On August 26, 2020, the Company amended its Articles of Incorporation to increase the authorized common stock, par value $0.001, from 75,000,000 shares to 100,000,000 shares and the holders of a majority of the Company’s outstanding voting securities approved the Company’s 2020 Equity Plan and the grant of 1,700,000 stock options. These service-based stock options were issued with a strike price of $0.33 and a term of five years. The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Equity Plan.

Common Stock Issued for Services

On January 1, 2020, the Company issued 50,000 shares of common stock and 150,000 warrants to be issued for services valued at $50,000 and $186,748, respectively.

On July 6, 2020, the Company agreed to issued 400,000 shares of common stock for services valued at $192,000.

On July 1, 2020, the Company issued 1,200,000 performance-based stock options to purchase an equivalent number of common shares to one consultant. The grant date fair value of these options was $348,954, of which $174,228 was recognized as performance was either met or probable of achievement in the three months ended September 30, 2020.

On September 25, 2020, the Company agreed to issue 100,000 shares of common stock valued at $51,000 to renew a service agreement. As of September 30, 2020, the shares had not been issued and were recorded as stock payable.

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

On May 5, 2020, the Company received cash proceeds of $10,000 for 40,000 shares of common from warrant exercise. The shares were issued on August 3, 2020.

On May 16, 2020, the Company received cash proceeds of $16,000 for 40,000 shares of common

On May 18, 2020, the Company received cash proceeds of $20,000 for 80,000 shares of common. The shares were issued on August 3, 2020.

On May 18, 2020, the Company received cash proceeds of $15,000 for 60,000 shares of common. The shares were issued on August 3, 2020.

On June 20, 2020, the Company received cash proceeds of $12,500 for 50,000 shares of common stock.

On July 23, 2020, the Company received cash proceeds of $7,500 for 30,000 shares of common stock from a warrant exercise by a third-party investor.

On August 26, 2020, the Company received cash proceeds of $10,000 for 40,000 shares of common stock. As of September 30, 2020, the shares had not been issued and were recorded as stock payable.

On September 18, 2020, the Company received cash proceeds of $7,500 for 30,000 shares of common stock from a warrant exercise. As of September 30, 2020, the shares had not been issued and were recorded as stock payable.

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

On July 14, 2020, the Company received cash proceeds of $25,000 for 150,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares and warrants were valued at $20,797; and plot of land was valued at $4,203.

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

On October 1, 2013, the Company authorized and issued 28,000 shares of Series A Preferred Stock to Grupo Valcas, a related party which provides consulting services on project development, in exchange for services. Grupo Valcas is a master planner and real estate development firm owned by the Valdes family. Roberto Valdes, the Company President and Chief Executive Officer, was a minority owner of Valcas until December 2018 when he left the family company to focus 100% on International Land Alliance. The 28,000 shares grant the holder to have the right to vote on all shareholder matters equal to 100 votes per share. The Series A shares were valued according to the additional voting rights assigned. The value assigned to the voting rights was derived from a model utilizing control premiums to value the voting control of the preferred stock which was prepared by an independent valuation specialist. The value assigned to the Series A Preferred Stock was $2,260,496 and was recorded on the grant date as stock-based compensation.

At September 30, 2020 and December 31, 2019, 28,000 shares of Series A Preferred Stock were issued and outstanding.

Warrants

A summary of the Company’s warrant activity during the nine months ended September 30, 2020 is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Warrants	Average Exercise Price	Term (Year)
Outstanding at December 31, 2019	50,000	$0.50	0.75
Granted	310,000	0.40	0.96
Exercised	(20,000)	0.50	0.60
Forfeit/Canceled	-	-	-
Outstanding at September 30, 2020	340,000	$0.41	0.94

Exercisable at September 30, 2020	340,000

At September 30, 2020, 360,000 warrants were exercisable into common stock. The exercise price of outstanding warrants for common stock was between $0.25 - $0.50 per warrant, and the term of exercise of the outstanding warrants was one - two years from the date of issuance. The aggregate intrinsic value as of September 30, 2020 and December 31, 2019 was approximately $66,000 and $33,000, respectively.

Options

A summary of the Company’s option activity during the nine months ended September 30, 2020 is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Options	Average Exercise Price	Term (Year)
Outstanding at December 31, 2019	-	$-	-
Granted	2,900,000	0.49	3.56
Exercised	-	-	-
Forfeit/Canceled	-	-	-
Outstanding at September 30, 2020	2,900,000	$0.49	3.56

Exercisable at September 30, 2020	400,000

At September 30, 2020, 400,000 options were exercisable into common stock. The exercise price of outstanding options for common stock was between $0.25 - $1.00 per option, and the term of exercise of the outstanding options was two years from the date of issuance. The aggregate intrinsic value as of September 30, 2020 and December 31, 2019 was approximately $180,000 and $0, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company issued 70,000 shares for $17,500 cash, which was received during the nine-month period ended September 30, 2020 and recorded as stock payable.

Subsequent to September 30, 2020, the Company issued 250,000 shares pursuant to a land purchase agreement.

Subsequent to September 30, 2020, the Company issued 450,000 restricted stock of common stock.

Management has evaluated subsequent events pursuant to the issuance of the interim unaudited consolidated financial statements and has determined that, other than listed above, no other reportable subsequent events exist through the date of these condensed consolidated financial statements.

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

Overview

As of September 30, 2020, we had:

●	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential lot sales and development.

●	Completed development of our interactive website for visitors to view condominium and villa options and allow customization.

●	Assumed title of the Oasis Park Resort in San Felipe. As progress continues on the development of the Oasis Park Resort, we are expecting the transfer of title on the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Costa Bajamar in Ensenada, Baja California in the near future as it continues to follow the necessary steps to complete this legal process.

●	Continued our efforts to secure the proper financing and capital by exploring various options that will help achieve our goals of advanced development and additional investment opportunities.

●	We engaged a Director of Sales, Mexico Division, Mauricio Bustamante.

●	The portion of the funding over the last 9 months has gone to start the construction of the model homes which is expected to enhance sales.

Results of Operations for the Three and Nine Months Ended September 30, 2020 compared to the Three and Nine Months Ended September 30, 2019

Revenues

Our total revenue reported for the three months ended September 30, 2020 was $14,076, compared with $8,493 for the three months ended September 30, 2019. Such increase in our revenues is not deemed to be material.

Our total revenue reported for the nine months ended September 30, 2020 was $39,908, compared with $463,799 for the nine months ended September 30, 2019. The change is a result of assuming title of Oasis Park Resorts in June 2019 and recognizing associated revenue related to satisfying performance obligations regarding the sale of Oasis Park Resort lots in that period.

Cost of Revenues

Our total cost of revenues for the three months ended September 30, 2020 was $0 compared with $779 for the three months ended September 30, 2019. Such decrease in our cost of revenues is not deemed to be material.

Our total cost of revenues for the nine months ended September 30, 2020 was $0 compared with $21,042 for the nine months ended September 30, 2019. The change is a result of assuming title of Oasis Park Resorts in June 2019 and recognizing associated costs revenue related to satisfying performance obligations regarding the sale of Oasis Park Resort lots in that period.

Operating Expenses

Operating expenses increased to $615,469 for the three months ended September 30, 2020 from to $426,024 for the three months ended September 30, 2019. The detail by major category is reflected in the table below.

Operating expenses increased to $1,756,836 for the nine months ended September 30, 2020 from to $1,094,737 for the nine months ended September 30, 2019. The detail by major category is reflected in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Sales and marketing	$14,860	$-	$431,682	$-
General and administrative	600,609	426,024	1,325,154	1,094,737

Total Operating Expenses	$615,469	$426,024	$1,756,836	$1,094,737

Sales and marketing costs increased by $14,860 for the three months ended September 30, 2020 primarily due to the increased operations of the Company and options granted for services. As the Company obtained title to the Oasis Park property in the second quarter of 2019 and has begun to sell plots for the Valle Divino and Costa Bajamar project commencing in our third fiscal quarter of 2019, the Company has spent significant amounts on website development, marketing and other efforts to generate interest in these projects to potential buyers. As the Company was not positioned to sell these properties in the prior comparable period, there were no expenditures for sale and marketing in the period ended September 30, 2019.

Sales and marketing costs increased by $431,682 for the nine months ended September 30, 2020 primarily due to the increased operations of the Company and options granted for services. As the Company obtained title to the Oasis Park property in the second quarter of 2019 and has begun to sell plots for the Valle Divino and Costa Bajamar project commencing in the third fiscal quarter of 2019, the Company has spent significant amounts on website development, marketing and other efforts to generate interest in these projects to potential buyers. As the Company was not positioned to sell these properties in the prior comparable period, there were no expenditures for sale and marketing in the period ended September 30, 2019.

General and administrative costs increased by $174,585 for the three months ended September 30, 2020 primarily due to an increase in share-based compensation for consulting services and professional fees, offset by $150,000 reversal of marketing expense accrual following settlement of a litigation.

General and administrative costs increased by $230,417 for the nine months ended September 30, 2020 primarily due to increased salaries, stock-based payments for consulting services, and professional fees, offset by $150,000 reversal of marketing expense accrual following settlement of a litigation.

Net Loss

We finished the three months ended September 30, 2020 with a net loss of $678,970, as compared to a loss of $513,721 for the three months ended September 30, 2019. Such increase in the Company’s net loss is primarily the result of increased general and administrative costs, specifically stock-based payments from consulting services and professional fees, offset by a $150,00 gain on settlement of existing liability payable.

We finished the nine months ended September 30, 2020 with a net loss of $1,9888,630, as compared to a loss of $923,935 for the nine months ended September 30, 2019, which is primarily the result of the increased professional, marketing, and consulting fees incurred during 2020 and well as increased interest expense associated with the increase in debt financing during 2020 .

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

Capital Resources and Liquidity

Cash was $16,221 and $172,526 at September 30, 2020 and December 31, 2019, respectively. As shown in the accompanying financial statements, we recorded a loss of $678,970 and $1,988,630, respectively, for the three and nine months ended September 30, 2020 and $513,721 and $923,935, respectively, for the three and nine months ended September 30, 2019. Our working capital deficit at September 30, 2020 was $1,581,191 and net cash flows used in operating activities for nine months ended September 30, 2020 were $676,513. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

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

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2020 was $676,513 which resulted primarily due to the loss of $1,988,630 offset by non-cash share-based compensation of $828,527, and an increase in accounts payable and accrued liabilities of $565,442. Net cash flows used in operating activities for the nine months ended September 30, 2019 was $798,939 which primarily resulted due to the loss of $923,935 and a decrease in accounts payable and accrued expenses of $283,512.

Investing Activities

Net cash flows used in investing activities was $0 for the nine months ended September 30, 2020. Net cash flows used in investing activities was $476,425 for the nine months ended September 30, 2019. The funds were used for the acquisition of an investment property.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September30, 2020 was $520,208 primarily from cash proceeds from sale of common stocks and warrants of $186,308, cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $173,813, net cash proceeds from notes payable of approximately $257,641 , and offset by repayment on a promissory note to a related party of $76,000.

Net cash flows provided by financing activities for the nine months ended September 30, 2019 was $1,274,805 primarily from cash proceeds from sale of common stocks and warrants of $194,000, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $136,316, cash proceeds from warrant exercise of $130,000 and cash proceeds from note payable of $1,730,851, offset by cash payments on convertible debt and promissory notes of $984,362.

As a result of these activities, we experienced a decrease in cash and cash equivalents of $156,305 for the nine months ended September 30, 2020 and a decrease in cash and cash equivalents of $659 for the nine months ended September 30, 2019, respectively.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the SEC on April 14, 2020.

Off-balance Sheet Arrangements

During the period ended September 30, 2020, we have not engaged in any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of September 30, 2020, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of September 30, 2020, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2020 our disclosure controls and procedures were not effective at the reasonable assurance level:

■	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process.

■	inadequate controls over maintenance of records.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management expects to strengthen internal control further during 2020 and in 2021, subject to available financial resources by developing stronger business and financial processes for accounting for transactions such as warrant/stock issuances, which will enhance internal control for the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

On July 1, 2020, the Company issued 1,200,000 performance-based stock options to purchase an equivalent number of common shares to one consultant. The grant date fair value of these options was $348,954, of which $174,228 was recognized as performance was either met or probable of achievement in the three months ended September 30, 2020.

On September 25, 2020, the company agreed to issue 100,000 shares of common stock valued at $51,000 to renew a service agreement. As of September 30, 2020, the shares had not been issued and were recorded as stock payable

Common Stock Issued for Cash

On July 23, 2020, the Company received cash proceeds of $7,500 for 30,000 shares of common stock from a warrant exercise by a third-party investor.

On August 26, 2020, the Company received cash proceeds of $10,000 for 40,000 shares of common stock. As of September 30, 2020, the shares had not been issued and were recorded as stock payable.

On September 18, 2020, the Company received cash proceeds of $7,500 for 30,000 shares of common stock to be issued in a warrant exercise. As of September 30, 2020, the shares had not been issued and were recorded as stock payable.

Between October 1, 2020 and November 20, 2020, the Company received cash of $20,000 for 80,000 shares of common stock and 100,000 shares of common stock for consulting agreement.

Contract for deed agreement with common stock grant

On July 14, 2020, the Company received cash proceeds of $25,000 for 150,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares and warrants were valued at $20,797; and plot of land was valued at $4,203.

On September 30, 2020, the Board approved the issuance of 250,000 shares pursuant to a land purchase agreement.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 20, 2020	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
President, Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

