Form 10-K
period 2020-12-31
International Land Alliance Inc.
filed 2021-04-02
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 000-56111

INTERNATIONAL LAND ALLIANCE, INC.

(Exact name of small business issuer as specified in its charter)

Wyoming	46-3752361
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

350 10th Avenue, Suite 1000, San Diego, CA 92101

(Address of principal executive offices) (Zip Code)

(877) 661-4811

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001	ILAL	OTCMKTS

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large-accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,298,988 based upon the price $0.49 at which the common stock was last sold as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal year, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of March 24, 2021, there were 23,839,654 shares of Common Stock, $0.001 par value, outstanding.

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

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us, and the continuing impact of Covid-19. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

PART I

Item 1. Description of Business.

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

On March 5, 2019, the Company received its trading symbol “ILAL” from FINRA. On April 4, 2019, the Company was approved to have its common stock traded on the OTCQB. On April 12, 2019, the Company became eligible for electronic clearing and settlement through the Depositary Trust Company (“DTC”) in the United States.

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

In October 2019, the Company entered into an agreement with Valdeland, S.A. de C.V.(“Valdeland”), a Mexican corporation controlled by our CEO, Robert Valdes, to acquire 1 acre of land at the Bajamar Ocean Front Golf Resort in Ensenada, Baja California, known as the Costa Bajamar. The transfer of title to for this project is subject to approval from the Mexican government in Baja California. Although management believes that the transfer of title to the land will be approved and transferred by the end of our second fiscal quarter of 2021, there is no assurance that such transfer of title will be approved in that time frame or at all.

On July 2020, the Company filed the Articles of Organization with the California Secretary of State for Emarald Grove Estates, LLC (“Emerald Estates”). Emerald Estates is a wholly owned by the Company. The purpose of Emerald Estates is agriculture and land development. On January 27, 2021, Jason Sunstein and ILAL granted deed of the property in Sycamore Road, Hemet, California to Emerald Grove Estates LLC (Note 10 to the consolidated financial statements).

On October 25, 2020, the Company entered into a business agreement with A&F Agriculture LLC (“A&F”), in which the parties agreed to operate a business for the purpose of commercially cultivating industrial hemp at the Company’s property in Southern California. A&F will be the managing party of the business agreement. The Company will provide A&F with the land and water supply for the purpose of the cultivation. All revenue and expenses associated with the cultivation will be split equally among parties.

Overview

We are a residential land development company with target properties located primarily in the Baja California Northern region of Mexico. Our principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building lots, securing financing for the purchase of the lots, improving the properties’ infrastructure and amenities, and selling the lots to homebuyers, retirees, investors and commercial developers. We offer the option of financing (i.e. taking a promissory note from the buyer for all or part of the purchase price) with a guaranteed acceptance on any purchase for every customer.

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

Target Market

The Company’s projects will be marketed toward residents of the United States and Canada. Specifically, we will target the influx of Maquiladoras (manufacturing facilities run by a foreign company) moving to Mexico as well as the residents of California, Texas, Arizona and Washington for the purpose of appealing to their need for a second home or retirement property within driving distance from Southern California. The targeted market includes residents making over $50,000 or a combined household income of $150,000.

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

Growth Strategy

We believe that growth of homebuilders in Mexico has created opportunities for smaller companies with long-term experience and relationships in their local markets. We believe that we can utilize our many strengths to benefit our target market. These strengths include:

●	better knowledge of local demand;
●	superior understanding of the entitlement and acquisition process;
●	affordable high-quality homes and aggressive marketing;
●	long term relationships with local regulatory authorities, landowners, designers, and contractors; and
●	faster and less cumbersome financing processes.

It is our plan to utilize these advantages to move more quickly and address the needs of those in our target market, especially retirees looking to purchase a home in Mexico.

Competition

The Mexican public real estate market is fragmented and highly competitive. We compete with numerous developers, builders, and others for the acquisition of property and with local, regional, and national developers, homebuilders, and others with respect to the sale of residential properties. We also compete with builders and developers to obtain financing on commercially reasonable terms.

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

Research & Development

The Company is in the process of acquiring properties, as well as developing its marketing and sales strategy. The Company is also developing an interactive website and help center to answer questions from potential home buyers. The Company launched its website during its first fiscal quarter of 2021.

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

Employees

As of the date of this filing, we have three employees, two of whom are our executive officers. We may in the future rely on independent contractors to assist us in marketing and selling our products.

Recent Developments

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the United States (the “U.S.”) and Mexico, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The outbreak of COVID-19 continues to grow both in the U.S., Mexico and globally and related government and private sector responsive actions may adversely affect our business operations. The outbreak of COVID-19 affected our sales process with travel limitations imposed by the State of California and the U.S. for international border crossing. This limits sales prospects from visiting our properties in Baja California from our primary target market, Southern California. This outbreak has also resulted in reduced customer traffic from surrounding areas within Baja California and the temporary reduction of sales office operating hours. These developments have negatively impacted sales and gross margin. While management reasonably expects the COVID-19 outbreak to negatively impact the Company’s financial condition, operating results, and timing and amounts of cash flows, the related financial consequences and duration are highly uncertain.

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

The impact of any deterioration in the U.S. economy as a result of the coronavirus (COVID-19) outbreak may negatively affect our business.

A continued deterioration in the U.S. economy as a result of the coronavirus outbreak could result in continued turmoil. The continued impact of this event on our business and the severity of an economic crisis is uncertain. It is possible that a crisis (such as the coronavirus outbreak) in the U.S. economy could continue to adversely affect our business, vendors and prospects as well as our liquidity and financial condition.

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

The Company has accumulated deficit of $9,641,756 as of December 31, 2020.

The Company has never operated at a profit and its loss for the year ended December 31, 2020 was $2,666,798. This loss and deficit may impact the future of the Company in many ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good trading price for our common stock.

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

We have almost seven years of operational history. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

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

We currently carry a $2,000,000 general liability policy for the Company. On Emerald Grove we have a comprehensive homeowner’s policy which also extends to the three (3) vacant parcels. Any ILA, vacant lot buyers or homebuyers will be encouraged to carry their own individual insurance policies. In addition, if losses occur, they may exceed insurance policy limits, and policies may contain exclusions with respect to various types of losses or other matters. Consequently, all or a portion of our properties may not be covered by disaster insurance and insurance may not cover all losses which could reduce the value of your investment.

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

The Company carries secured and unsecured promissory notes. Debt financing carries many risks, including refinancing difficulties, loss of mortgaged properties, reduced ability to obtain new financing and increases in interest. We may choose to use debt financing in connection with future properties. If we cannot meet our secured debt obligations, the lender could take the collateral and we would lose both the secured property and the income, if any, it produces. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations. We could have to pay substantial legal costs in connection with foreclosure of a property, and thus be subject to a deficiency judgment if the foreclosure sale amount is insufficient to satisfy the mortgage.

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

Our discussions with various individuals concerning various properties or projects have included general discussions of acquiring properties directly either ourselves or in a joint venture with others or of developing properties either ourselves or in a joint venture with others. As of the date of this filing, all such discussions have been general, and we have no specific plans as to whether we will acquire or develop ourselves or jointly any specific properties or projects. There is no limitation in the amount of funds we may invest in either property acquisition or property development. There is no limitation on or percentage allocation of funds or assets between property acquisition and property development, or between 100% ownership and joint venture ownership. Further, as the market evolves, we may change our business, investment and financing strategies without a vote of, or notice to, our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this filing. In particular, a change in our investment strategy, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, default risk and real estate market fluctuations. In addition, we may in the future use leverage at times and in amounts deemed prudent by our management in its discretion, and such decision would not be subject to stockholder approval. Changes to our strategies with regards to the foregoing could materially and adversely affect our financial condition, results of operations.

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

We have procured a $2,000,000 general liability insurance policy for our business. In addition, we also do not have in place D&O insurance. To the extent that we suffer a loss of a type which would exceed our limit, we could incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Adverse publicity could result in a loss of consumer confidence in our business or our securities.

We may be subject to regulatory inquiries, claims, suits prosecutions which may impact our profitability.

Any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits and prosecutions. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

General economic conditions in Mexico have an impact on our business and financial results. The global economy in general and in Mexico remains uncertain. Weak economic conditions could result in lower demand for our properties, resulting in lower sales, earnings, and cash flows.

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

Our Chief Executive Officer and Director Roberto Valdes, and our Chief Financial Officer and Director Jason Sunstein, together own 7,739,760 shares of common stock, or approximately 33% of our outstanding voting securities. As a result, currently, and after the filing, they will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Because our Directors hold a significant amount of our shares of common stock, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on the operating effectiveness of the Company’s Internal Controls over financial reporting. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our Directors, Roberto Valdes and Jason Sunstein, control approximately 33% of our outstanding voting securities, and will continue to own a significant percentage of our voting securities, it may not be possible to have adequate internal controls. We cannot predict what affect this will have on our stock price.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. As of the date of this report we had 23,839,654 shares of common stock outstanding. Accordingly, we may issue approximately 51,160,346 additional shares of common stock subject to limitation on reserve amounts for other securities outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock. On August 26, 2020, the holders of record of the Company’s common stock approved an amendment to the Company’s Articles of Incorporation to increase the authorized common stock, par value $0.001 from 75,000,000 to 100,000,000. As of that date of this filing, the Company has not yet amended its Articles of Incorporation.

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

Not applicable.

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

As of March 24, 2021, there were 81 holders of record of our common stock. As of such date, 23,839,654 shares of our common stock were issued and outstanding.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol “ILAL”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years. Such prices are based on inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2019	Low	High
First Quarter	$0.00	$0.00
Second Quarter	$0.90	$5.00
Third Quarter	$0.30	$1.10
Fourth Quarter	$0.50	$1.30

Fiscal 2020	Low	High
First Quarter	$0.06	$1.41
Second Quarter	$0.35	$0.85
Third Quarter	$0.25	$0.66
Fourth Quarter	$0.30	$0.59

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

2020 Plan

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,700,000	$0.33	1,300,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,700,000	$0.33	1,300,000

2019 Plan

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,200,000	$0.58	1,800,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,200,000	$0.58	1,800,000

Brief Description of equity compensation plan.

On February 11, 2019, the Company’s Board of Directors approved a 2019 equity incentive Plan (the “2019 Plan”). In order for the 2019 plan to grant “qualified stock options” to employees, it requires approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholders’ approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock under the Plan. The Company has issued 1,200,000 options under the 2019 Plan during the year ended December 31, 2020.

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Plan. The Company has reserved a total of 3,000,000 shares of the Company’s authorized common stock for issuance under the 2020 equity plan. The 2020 Equity Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has issued 1,700,000 options under the 2020 Plan during the year ended December 31, 2020.

Penny Stock Considerations

Because of the possible low price of our securities and certain other factors, many brokerage firms may not be willing to effect transactions in these securities and some market makers have declined to make a market for our common stock. Purchasers and holders of our securities should be aware that any market that develops in our stock may be subject to the penny stock restrictions.

Transfer Agent

Globex Transfer, LLC, located at 780 Deltona Blvd., Ste. 202, Deltona FL 32725 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

See Note 9 to the consolidated financial statements for disclosure of the issuance of unregistered securities for the year ended December 31, 2020.

The Company issued 335,000 restricted shares held in escrow in relation to the terms of promissory note previously issued by the Company.

The Company issued 274,000 restricted shares, which are held in escrow per the terms of the joint venture agreement.

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

Overview of Our Company

International Land Alliance, Inc. was incorporated pursuant to the laws of the State of Wyoming on September 26, 2013. We are based in San Diego, California. We are a residential land development company with target properties located primarily in the Baja California Northern region of Mexico and Southern California. Our principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building lots, securing financing for the purchase of the lots, improving the properties’ infrastructure and amenities, and selling the lots to homebuyers, retirees, investors and commercial developers. We offer the option of financing (i.e. taking a promissory note from the buyer for all or part of the purchase price) with a guaranteed acceptance on any purchase for every customer.

Overview

As of December 31, 2020, we had:

●	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential lot sales and development.

●	Continued the development of our interactive website for visitors to view condominium and villa options and allow customization;

●	Title of the Oasis Park Resort in San Felipe was assumed during 2019. As progress continues on the development of the Oasis Park Resort, we are expecting the transfer of title on the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Costa Bajamar in Ensenada, Baja California during the Company second fiscal quarter of 2021 as it continues to follow the necessary steps to complete this legal process.

●	Continued our efforts to secure the proper financing and capital by exploring various options that will help achieve our goals of advanced development and additional investment opportunities.

Results of Operations for the years ended December 31, 2020 and 2019

Revenues

Our total revenue reported for the year ended December 31, 2020 was $8,290, compared with $463,799 for the year ended December 31, 2019. The change is a result of the sales of lots related to our Oasis Park Resort having assumed title of the property in June 2019. The Company has not yet recognized revenue from the sale of lots when title has not yet transferred. The unrecognized revenue is recorded under contract liability as the Company has not performed all of its performance obligations. The Company has a balance of $111,684 and $50,000 in contract liability as of December 31, 2020 and 2019, respectively.

Cost of Revenues

Our total cost of revenues for the year ended December 31, 2020 was $0 compared with $21,042 for the year ended December 31, 2019. The change is a result of the cost of associated with the sale of lots at Oasis Park Resort.

Operating Expenses

Operating expenses increased to $2,146,047 for the year ended December 31, 2020 from to $1,825,369 for the year ended December 31, 2019. The detail by major category is reflected in the table below.

	Year Ended December 31,
	2020	2019

Sales and marketing	$122,726	$189,187
General and administrative	2,023,321	1,636,182

Total Operating Expenses	$2,146,047	$1,825,369

Sales and marketing costs decreased by $66,461 for the year ended December 31, 2020, primarily due to the decreased operations of the Company resulting from the impact of COVID-19 and the resulting border restrictions. The Company anticipates sales and marketing to increase into 2021 as our target market is currently experiencing pre covid-19 record real estate sales.

General and administrative costs increased by $387,139 for the year ended December 31, 2020, primarily due to compensation expense resulting from new employment contracts for our officers, stock-based consulting, and professional fees.

Net Loss

We finished the year ended December 31, 2020 with a net loss of $2,666,798, as compared to a loss of $1,596,086 for the year ended December 31, 2019, which is primarily the result of increased professional, marketing, and stock-based consulting fees incurred during the 2020 as well as increased interest expense associated with the additional financing during 2020.

The factors that will most significantly affect future operating results will be:

●	The acquisition of land with lots for sale.
●	The sale price of future lots, compared to the sale price of lots in other resorts in Mexico.
●	The cost to construct a home on the lots to be transferred, and the quality of construction.
●	The quality of our amenities.
●	The global economy and the demand for vacation homes.
●	The effects of COVID-19 on the US and Global economy.

●	The securement of additional financing, and

●	The negotiations to extend or refinance our debt in default.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Cash and cash equivalents were $13,171 at December 31, 2020. As shown in the accompanying consolidated financial statements, we recorded a loss of $2,666,798 and $1,596,086 for the years ended December 31, 2020 and 2019, respectively. Our working capital deficit at December 31, 2020 was $3,075,331 and net cash flows used in operating activities for the year ended December 31, 2020 were $709,754. These factors and our limited ability to raise additional capital to accomplish our objectives, raise substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating continued revenues over the next twelve months as we continue to market the sale of lots held for sale, now having assumed title of our Oasis Park Resort property; however, we there can be no assurance that such revenue will be sufficient to cover our expenses. Consequently, we expect to be dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2020 was $709,754, which resulted primarily due to the loss of $2,666,798 offset by debt discount amortization expense of $202,148, depreciation and amortization of $45,874, and stock-based compensation of $956,447. Net cash flows used in operating activities for the year ended December 31, 2019 was $1,214,693 which resulted primarily due to the loss of $1,596,086 offset by debt discount amortization expense of $110,983, depreciation and amortization of $36,707, and stock-based compensation of $482,584.

Investing Activities

Net cash flows used in investing activities was $103,000 for the year ended December 31, 2020. The funds were used for the acquisition and development of the Emerald Grove property and Costa Bajamar property. Net cash flows used in investing activities was $1,398,195 for the year ended December 31, 2019. The funds were used for the acquisition of an investment property.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2020 was $653,399 primarily from cash proceeds from sale of common stocks and warrants of $125,000, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $228,395, cash proceeds from warrant and option exercise of $81,308 and cash proceeds from note payable of $406,317. Net cash flows provided by financing activities for the year ended December 31, 2019 was $2,784,443 primarily from cash proceeds from sale of common stocks and warrants of $733,675, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $136,316, cash proceeds from warrant exercise of $130,000 and cash proceeds from note payable of $2,528,094 and cash proceeds from convertible note payable of $75,000.

As a result of these activities, we experienced a decrease in cash and cash equivalents of $159,355 for the years ended December 31, 2020 and an increase in cash and cash equivalents of $171,555 for the year ended December 31, 2019. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors.

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are disclosed in Note 2 of our audited consolidated financial statements included herein. We consider the following accounting policies critical to the understanding of the results of our operations:

●	Going concern,
●	Revenue recognition,
●	Issuance with debt with attached financial instruments.

Off-balance Sheet Arrangements

Since our inception through December 31, 2020, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

The recent accounting pronouncements that are material to our financial statements are disclosed in Note 1 of our consolidated audited financial statements included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

International Land Alliance, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Land Alliance, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, has limited financial resources to repay its debt obligations, will require substantial new capital to execute its business plans, and the real estate industry in which it operates faces significant uncertainty due to the COVID-19 pandemic, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of a Matter – Significant Related Party Transactions.

As described in Notes 3, 4, 5 6 and 8, the Company engages in substantial real estate activities between the Company and other entities controlled by an officer of the Company. The Company has also borrowed funds from an entity controlled by other officers of the Company.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

April 2, 2021

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$13,171	$172,526
Prepaid and other current assets	225,199	-
Total current assets	238,370	172,526

Land	271,225	271,225
Land Held for Sale	647,399	647,399
Buildings, net	860,594	880,789
Construction in Process	353,000	250,000
Other non-current assets	34,693	10,540

Total assets	$2,405,281	$2,232,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$869,864	$100,159
Contract liability	111,684	50,000
Deposits	95,000	82,580
Promissory notes, net of debt discounts	1,875,164	391,543
Promissory notes, net discounts – Related Party	361,989	361,466
Total current liabilities	3,313,701	985,748

Promissory notes, net of current portion	-	1,076,937

Total liabilities	3,313,701	2,062,685

Commitments and Contingencies (Note 7)

Preferred Stock Series B (Temporary Equity)	293,500	293,500

Stockholders’ deficit

Preferred stock; $0.001 par value; 2,000,000 shares authorized;
28,000 Series A shares issued and outstanding as of December 31, 2020 and 2019, respectively	28	28
1,000 Series B shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Common stock; $0.001 par value; 75,000,000 shares authorized;
23,230,654 and 20,614,289 shares issued and outstanding as of December 31, 2020 and 2019, respectively	23,231	20,615
Additional paid-in capital	8,705,620	6,702,750
Stock (receivable) payable	(289,044)	127,858
Accumulated deficit	(9,641,756)	(6,974,958)
Total stockholders’ deficit	(1,201,920)	(123,706)

Total liabilities and stockholders’ deficit	$2,405,281	$2,232,479

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended,
	December 31, 2020	December 31, 2019

Revenues	$8,290	$463,799

Cost of revenues	-	21,042

Gross profit	8,290	442,757

Operating expenses
Sales and marketing	122,726	189,187
General and administrative expenses	2,023,321	1,636,182
Total operating expenses	2,146,047	1,825,369

Loss from operations	(2,137,757)	(1,382,612)

Other income (expense)
Gain on settlement of debt	-	83,656
Gain on derivative liability	-	64,405
Other income (expense)	(57,697)	10,540
Interest expense	(471,344)	(372,075)
Total other expense	(529,041)	(213,474)

Net loss	$(2,666,798)	$(1,596,086)

Intrinsic value of the Series B Preferred stock beneficial conversion feature	$(293,500)	$-

Net loss attributable to common shareholders	$(2,960,298)	$(1,596,086)

Loss per common share - basic and diluted	$(0.14)	$(0.10)

Weighted average common shares outstanding - basic and diluted	21,793,535	16,672,181

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Deficit
Balance, December 31, 2018	28,000	$28	-	$-	15,927,901	$15,928	$4,762,547	$35,420	$(5,378,872)	$(564,949)
Preferred and Common stock and warrants sold for cash	-	-	1,000	1	1,097,500	1,098	409,076	30,000	-	440,175
Common stock, warrants and plots promised for cash, net	-	-	-	-	489,200	489	171,247	(35,420)	-	136,316
Common stock issued for warrant exercise	-	-	-	-	768,000	768	129,232	-	-	130,000
Consideration for title transfer of Oasis Park Resort	-	-	-	-	-	-	670,000	-	-	670,000
Stock issuable upon execution of convertible debts	-	-	-	-	74,723	75	54,595	97,858	-	152,528
Common stock, warrants and land issued for services	-	-	-	-	2,256,965	2,257	506,053	-	-	508,310

Net loss	-	-	-	-	-	-	-	-	(1,596,086)	(1,596,086)
Balance, December 31, 2019	28,000	$28	1,000	$1	20,614,289	$20,615	$6,702,750	$127,858	$(6,974,958)	$(123,706)
Common stock, warrants and options issued for services	-	-	-	-	750,000	750	1,365,485	(409,788)	-	956,447
Common stock, warrants and plots promised for cash, net	-	-	-	-	750,160	750	195,133	32,512	-	228,395
Common stock issued for warrant/options exercise	-	-	-	-	187,615	188	81,120	-	-	81,308
Stock issued in connection with debt	-	-	-	-	171,923	171	126,889	(97,858)	-	29,202
Common stock, warrants and options sold for cash	-	-	-	-	506,667	507	154,493	(30,000)	-	125,000
Common stock to be issued with promissory notes	-	-	-	-	-	-	-	88,232	-	88,232
Common stock issued with Land acquisition	-	-	-	-	250,000	250	149,750	-	-	150,000
Dividend on Series B Preferred	-	-	-	-	-	-	(70,000)	-	-	(70,000)
Deemed dividend related to BCF on Series B Preferred	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(2,666,798)	(2,666,798)
Balance, December 31, 2020	28,000	$28	1,000	$1	23,230,654	$23,231	$8,705,620	$(289,044)	$(9,641,756)	$(1,201,920)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended,
	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities
Net loss	$(2,666,798)	$(1,596,086)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	956,447	482,584

Gain on settlement of debt	-	(83,626)
Depreciation and amortization	45,874	36,707
Value of land issued for services in excess of costs	-	25,726
Loss on derivative liabilities	-	(64,405)
Amortization of debt discount	202,148	110,983
Changes in assets and liabilities
Prepaid and other current assets	(75,199)	-
Other non-current assets	(24,153)	-
Accounts payable and accrued interest	777,823	(230,691)
Contract liability	61,684	122,040
Deposit	12,420	-
Land held for sale	-	(17,925)
Net cash used in operating activities	(709,754)	(1,214,693)

Cash Flows from investing
Building and Construction in Progress acquisition	(103,000)	(1,398,195)
Net cash used in investing activities	(103,000)	(1,398,195)

Cash Flows from Financing Activities
Company expenses paid by investor through promissory note	16,815	-
Common stock and warrants sold for cash	125,000	733,675
Common stock, warrants and plots promised for cash, net	228,395	136,316
Common stock issued for warrant exercise	81,308	130,000
Cash payments on promissory notes – related party	(76,000)	-
Cash payments on promissory notes	(128,437)	(811,642)
Cash proceeds from promissory notes	406,318	2,528,094
Proceeds from convertible debt	-	75,000
Cash payments on convertible debt	-	(7,000)
Net cash provided by financing activities	653,399	2,784,443

Net increase (decrease) in Cash	(159,355)	171,555

Cash, beginning of period	172,526	971

Cash, end of period	$13,171	$172,526

Supplemental disclosure of cash flow information
Cash paid for interest	$151,874	$46,504
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Lot obligation satisfied for land	$-	$20,191
Fair value of shares issued for land acquisition	$150,000	$-
Dividend on Series B	$70,000	$-
Additions to fixed assets paid by investor	$25,679	$-

Accounts payable paid by investor	$69,319	$-
Original Issue Discount	33,500	-
Debt discount	43,385	-
Title transfer for Oasis Park Resort	$-	$670,000
Acquisition and mortgage assumed as part of asset purchase	$-	$605,000
Shares issued to settle debt	$-	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

For the Years Ended December 31, 2020 and 2019

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations

International Land Alliance, Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on September 26, 2013 (inception). The Company is a residential land development company with target properties located in the Baja California, Northern region of Mexico and Southern California. The Company’s principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building plots, securing financing for the purchase of the plots, improving the properties infrastructure and amenities, and selling the plots to homebuyers, retirees, investors and commercial developers.

On March 5, 2019, the Company received its trading symbol “ILAL” from FINRA. On April 4, 2019, the Company was approved to have its common stock traded on the OTCQB. On April 12, 2019, the Company became eligible for electronic clearing and settlement through the Depository Trust Company (“DTC”) in the United States. The DTC is a subsidiary of the Depository Trust & Clearing Corporation and manages the electronic clearing and settlement of publicly traded companies. Securities that are eligible to be electronically cleared and settled through DTC are considered “DTC eligible.” This electronic method of clearing securities creates efficiency of the receipt of stock and cash, and thus accelerates the settlement process for investors and brokers, enabling the stock to be traded over a much wider selection of brokerage firms by coming into compliance with their requirements. Being DTC eligible has greatly simplify the process of trading and transferring the Company’s common shares on the OTCQB.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of December 31, 2020, the Company’s current liabilities exceeded its current assets by $3,075,330. The Company has recorded a net loss of $2,666,798 for the year ended December 31, 2020 and has an accumulated deficit of $9,641,756 as of December 31, 2020. Net cash used in operating activities for the year ended December 31, 2020 was $709,754. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

However, management determined in prior reporting periods that it does not fulfill “ownership”, as title is held by Banco Bajio, pursuant to generally accepted accounting principles in the United States of America. During 2019, the Company has taken title to all 497 acres fee simple in the name of its wholly owned subsidiary, International Land Alliance, S.A. de C.V. Banco Bajio will continue to act as Trustee for all fideimosos on an ongoing basis.

The Company has plans to take title fee simple for the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Costa Bajamar in Ensenada, Baja California projects, while using Banco Bajio for all fideicomisos.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales and weak demand for purchase of plots continues, the Company will experience a shortfall in cash, and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its future operations subsequent to December 31, 2020. Given the liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company. (See Note 10 regarding subsequent events).

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the United States (the “U.S.”) and Mexico, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The outbreak of COVID-19 continues to grow both in the U.S., Mexico and globally and related government and private sector responsive actions may adversely affect our business operations. The recent outbreak of COVID-19 could affect our sales process with travel limitations imposed by the State of California and the U.S. for international border crossing. This limits sales prospects from visiting our properties in Baja California from our primary target market, Southern California. In recent days, this outbreak has also resulted in reduced customer traffic from surrounding areas within Baja California and the temporary reduction of sales office operating hours. These recent developments are expected to negatively impact sales and gross margin in the near term. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The recent volatility in financial market indices appear to have been primarily driven by uncertainties associated with the pandemic. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, construction and material supply partners, travel and transportation services, our employees and customers, customer sentiment in general and traffic to and within geographic areas containing our real estate developments. The pandemic could adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows and may require significant actions in response including but not limited to employee furloughs, reduced store hours, expense reductions or discounting of the pricing of our products, all in an effort to mitigate such impacts. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”), Emerald Grove Estates LLC, incorporated in the State of California; the Company has a 100% equity interest in ILA Mexico. ILA Fund includes cash as its only assets with minimal expenses as of December 31, 2020. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of December 31, 2020. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from managements estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

●	Liability for legal contingencies.
●	Useful lives of building.
●	Assumptions used in valuing equity instruments.
●	Deferred income taxes and related valuation allowance.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief operating decision maker regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2020 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid and other current assets, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete, and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC 835-20 Interest – Capitalization of Interest and ASC 970 Real Estate - General. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy or sale upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Land and Buildings

Land and buildings are stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets. Buildings have an estimated useful life of 20 years. Land is an indefinite lived asset that is stated at cost at date of acquisition.

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to approximately $123,000 and $189,000 for the years ended December 31, 2020, and 2019, respectively.

Debt issuance costs and debt discounts

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying consolidated balance sheets.

Stock-Based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of restricted stock awards is determined using the fair value of the Company’s common stock on the date of grant. Following the adoption of Accounting Standards Update ASU 2016-09, the Company elected to account for forfeitures as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture. Compensation expense is recognized on a straight-line basis over the requisite service period of the award.

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

Loss Per Share

The Company computes loss per share in accordance with ASC 260 – Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes payable using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. A beneficial conversion feature that arises from a contingent conversion feature has no accounting impact until the contingency occurs. The Company evaluated whether it is necessary to recognize a beneficial conversion feature by comparing the adjusted effective conversion price of the convertible preferred stock with the commitment-date fair value of the entity’s common stock. The Company determined that a beneficial conversion feature existed, and recognized the beneficial conversion feature, creating a discount on the convertible preferred stock instrument. This discount was amortized in accordance with ASC 470-20-35-7. The amortization of the discount created by a beneficial conversion feature recognized as a result of the resolution of a contingency is treated as a dividend that reduced net income in arriving at income available to common stockholders.

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the year ended December 31, 2020	For the year ended December 31, 2019

Options	2,900,000	-
Warrants	460,000	430,000
Total potentially dilutive shares	3,360,000	430,000

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2020.

Recently Issued Accounting Pronouncements Not Yet Adopted

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases, and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”), which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to classify leases as either finance or operating based on whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether related expenses are recognized based on the effective interest method or on a straight-line basis over the term of the lease. For any leases with a term of greater than 12 months, ASU 2016-02 requires lessees to recognize a lease liability for the obligation to make the lease payments arising from a lease, and a right-of-use asset for the right to use the underlying asset for the lease term. An election can be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases under ASC 840.

The new standard will also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For non-public entities, ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. Management is in the initial stage of its assessment of the new standard and is currently evaluating the quantitative impact of adoption, and the related disclosure requirements. Management expects that the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on the Company’s balance sheet. The Company does not expect the adoption of Topic 842 to have a material impact to the statements of operations or to have any impact on its cash flows from operating, investing, or financing activities.

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement (“RPA” or “the Agreement”) to acquire real property located in Hemet, California, which included approximately 80 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant lots to be used for the purpose of development “vacant lots”. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required by the seller to transfer the property for consideration to an individual versus a separate legal entity. The transaction closed on March 18, 2019 and the consideration included a loan financed in the amount of $605,000 (see Note 6 - Pridco) in addition to cash consideration of $524,613 which came from a portion of funds loaned by investors of the Company to be repaid as interest bearing notes payable (see Note 6). On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The mortgage obligation was assumed by the Company, as approved by the Board of Directors in March 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default. Mr. Sunstein remained a guarantor on the mortgage until the debt was paid in full during the year ended December 31, 2019 through a refinancing transaction (see Note 6 – Velocity). The Company recorded the assets acquired and liabilities assumed at fair value on the date of assignment and assumption.

The Company has included all allowed acquisition costs of $22,050 in the value of the capitalized assets. The building and land asset values were assigned using a purchase price allocation based on the appraised land values. The total of the consideration plus acquisition costs assets of $1,122,050 was allocated to land and building in the following amounts: $271,225 – Land; $850,826 – Building. The land is an indefinite long-lived asset that were assessed for impairment as a grouped asset with the building on a periodic basis. The building has an estimated useful life of 20 years and is being depreciated on a straight-line basis.

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. It was previously subject to approval by the Mexican government in Baja, California which was finalized in June 2019. As consideration for the promise to transfer title, the Company previously issued 7,500,000 shares of founder’s common stock that was valued at $750,000 or $0.10 per common share. No prior accounting was recorded for this issuance pending resolution of the contingency to transfer title, which was resolved during the year ended December 31, 2019. A portion of this value was allocated to the Oasis Park resort and a portion was allocated to other properties as the Company continues to receive transfer of title. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as lots are sold. As of December 31, 2020, and 2019, the Company reported a balance for assets held for sale of $647,399.

The Company transferred title to individual plots of land to the investors since the Company received this approval of change in transfer of title to the ILA. As such, the Company recognized revenue for the plot sales previously executed during the year ended December 31 ,2019. The Company has not recognized any revenue for the year ended December 31, 2020, since the Company did not sell any plots.

NOTE 4 – LAND AND BUILDING

Land and buildings, net as of December 31, 2020 and 2019:

	Useful life	December 31, 2020	December 31, 2019
Land – Emerald Grove		$271,225	$271,225
Land held for sale		$647,399	$647,399
Construction in Process		$353,000	250,000
Building – Emerald Grove	20 years	$943,175	$917,496
Less: Accumulated depreciation		(82,581)	(36,707)
Building, net		$860,594	$880,789

During the year ended December 31, 2019, improvements to existing buildings costing $66,670, respectively, were completed and increased the carrying cost of purchased building. No improvements were incurred during the year ended December 31, 2020. The Company capitalized additional $25,679 of expenditures related to its building, which were paid by an investor on behalf of the Company.

Depreciation expense was $45,874 and $36,707 for the year ended December 31, 2020, and 2019, respectively.

Additionally, in November and December 2019, $250,000 was paid our CEO, Roberto Valdes, $150,000 for constructing two model Villas at our planned Costa Bajamar development. The Company has not yet taken title to this property, which is currently owned by Valdeland, S.A. de C.V., an entity controlled by Roberto Valdes. The Company intends to purchase the land from this entity and has paid $100,000 to Roberto Valdes as a down payment for this purchase. The $150,000 is the total construction cost budget that is intended to pay the construction contractor. For the year ended December 31, 2020, the Company has issued the 250,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets. The Company funded the construction by an additional $103,000 during the year ended December 31, 2020. The construction contractor is also an entity controlled by Roberto Valdes. Construction has begun during the year ended December 31, 2020. The balance of construction in process for Costa Bajamar totaled $353,000 and $250,000 as of December 31, 2020, and 2019, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company paid to its Chief Executive Officer consulting fees for services directly related to continued operations of $21,000. Effective January 1, 2020, the Company executed an employment agreement with its Chief Executive Officer. The Company paid to its Chief Executive Officer salary for services directly related to continued operations of $5,000 for the year ended December 31, 2020. The Company has accrued $135,232 of compensation costs in relation to the employment agreement. The balance owed is $130,232 as of December 31, 2020.

During the year ended December 31, 2019, the Company paid its Chief Financial Officer consulting fees of $89,681, which also included personal expenses paid directly by the Company on his behalf. Effective January 1, 2020, the Company executed an employment agreement with its Chief Financial Officer. The Company paid to its Chief Financial Officer salary compensation for services directly related to continued operations of $64,971 for the year ended December 31, 2020. The Company has accrued $135,232 of compensation cost in relation to the employment agreement. The balance owed is $70,261 as of December 31, 2020.

The Company paid to a relative to the Company’s Chief Financial Officer (formerly the Company’s Secretary) consulting fees for services directly related to continued operations of $11,500 for the years ended December 31, 2019. During the year ended December 31, 2019, the Company’s Secretary paid for certain business expenses totaling $12,254 related to the Emerald Grove property for which she will be reimbursed by the Company. Effective January 1, 2020, the Company executed an employment agreement with the Chief Financial Officer’s relative and paid $16,800 salary for services directly related to continued operations for the year ended December 31, 2020. The Company has accrued $92,152 of compensation cost in relation to the employment agreement. The balance owed is $75,352 as of December 31, 2020.

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

NOTE 6 – PROMISSORY NOTES

Promissory notes consisted of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Note payable, due August 2020 – in default	$36,606	$46,660
Note payable, 10% interest, due March 2020 – in default	1,500	1,500
Note payable, secured, 10% interest, due October 2021	975,000	975,000
Note payable, 15% interest, due December 2020 – in default	50,000	50,000
Note payable, 15% interest, due December 2020 – in default	50,000	50,000
Note payable, 15% interest, due December 2020 – in default	100,000	100,000
Note payable, 15% interest, due December 2020 – in default	100,000	100,000
Note payable, 15% interest, due December 2020 – in default	20,000	20,000
Note payable, 15% interest, due December 2020 – in default	25,000	25,000
Note payable, 13% interest, due December 2021 – in default	128,884	129,000
Note Payable, 12% interest, due June 2021	166,733	-
Note Payable, 15% interest, due March 2021	126,477	-
Note payable, 0% interest, due December 2020 – in default	142,100	-
Note Payable, 12% interest, due February 2021	10,000	-
Total Notes Payable	$1,932,300	$1,497,160
Less discounts	(57,136)	(28,680)

Total Promissory notes, net of discount	1,875,164	1,468,480

Less current portion	(1,875,164)	(391,543)

Total Promissory notes, net of discount - long term	$-	$1,076,937

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on August 1, 2020. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note. During the years ended December 31, 2020 and 2019, the Company amortized $1,617 and $4,926 of the debt discount into interest expense, leaving a remaining total debt discount on the note of $0 and $1,617, respectively. On December 12, 2019, the loan and outstanding interest was settled for $52,493. As a result of the settlement, the Company recorded a gain on settlement of debt of $64,075 for the year ended December 31, 2019. During the year ended December 31, 2020, the Company paid down $10,054 of the principal. As of December 31, 2020, and 2019, the remaining principal balance was $36,606 and $46,660, respectively. Interest expense for the years ended December 31, 2020 and 2019 was $0 and $41,578, respectively.

PrideCo

As discussed in Note 3, in March 2019, the Company assumed liabilities related to the assigned deeded property Emerald Grove in Hemet, CA. The liabilities include a mortgage entered into with PrideCo Private Mortgage Loan Fund, LP for $605,000 with prepaid interest of $2,353 on the date of closing, March 18, 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default. Mr. Sunstein remained a guarantor on the mortgage. The amount has been prorated for the days remaining in the month. The mortgage bears interest monthly on the unpaid principal at 10% with interest only payments commencing on May 1, 2019 and applied to interest due prior to any additional principal payments. Any late payments will include an additional 8% based on the principal plus unpaid interest accrued at the time.. Interest expense for the years ended December 31, 2020, and 2019, $0 was $22,913, respectively. The loan was refinanced with Velocity in September 2019, and the obligation in no longer outstanding as of December 31, 2020 and 2019.

Velocity

In September 2019, the Company issued a mortgage promissory note to Velocity with a face value of $975,000 whereby the Company received $943,751 in cash consideration, net of issuance and financing costs of $31,249 related to the assigned deeded property in Note 3 and 4 (Emerald Grove). The proceeds of the note were largely used to repay the PrideCo mortgage and other liabilities. The mortgage bears interest monthly on the unpaid principal at 10% with payments commencing on November 1, 2019 and applied to interest due prior to any additional principal payments. Any late payments will include an additional 10% based on the principal plus unpaid interest accrued at the time. The loan matures on October 1, 2021 and is secured by the property. There is no prepayment penalty on this loan after the first sixty days and any remaining principal at the maturity of the loan is due in full. As of December 31, 2020, and 2019, the remaining principal balance was $975,000. Interest expense for the year ended December 31, 2020 and 2019 was $97,767 and $26,445, respectively.

RAS, LLC (past maturity)

On October 25, 2019, the Company issued a promissory note to RAS, LLC “RAS”, a company controlled by an employee, which is a relative to the Company’s Chief Financial Officer for $440,803. The proceeds of the note were largely used to repay shareholder loans and other liabilities. The loan bears interest at 10%, and also carries a default coupon rate of 18%. The loan matured on April 25, 2020 and is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). Additionally, as in incentive to the note holder, the Company is required to issue to the holder 132,461 shares of common stock valued at $97,858, which was recorded as a debt discount as of December 31, 2019. The outstanding balance is $361,999 and $361,466 at December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, $70,987 and $26,871 of the discount has been amortized and the note is shown less unamortized discount of $0 and $70,987, respectively. As of December 31, 2019, the shares have not been issued and recorded as stock payable. The shares were issued in May 2020 and have been removed from stock payable as of December 31, 2020. Interest expense for the year ended December 31, 2020 and 2019 was $61,255 and $7,938, respectively.

Rushmyfile, Inc

On December 5, 2019, the Company issued a promissory note to Rushmyfile, Inc for $129,000 of cash consideration, net of $14,431 in financing costs and secured by property (Emerald Grove Vacant Land). The loan bears interest at 13%. The loan matures on December 1, 2021. As of December 31, 2020, and 2019, the remaining principal balance was $128,884 and $129,000, respectively. Interest expense for the years ended December 31, 2020, and 2019, was $19,343 and $1,195, respectively.

Shareholders

On June 26, 2019, the Company entered into a short-term note payable with an existing shareholder of the Company totaling $25,000. During the year ended December 31, 2019 the shareholder advanced an additional $31,723 and the Company made repayments totaling $55,223. The notes bear interest at 10% and were due on March 1, 2020. As of December 31, 2020, and 2019, the balance on the loan payable was $1,500. Interest expense for the years ended December 31, 2020 and 2019 was $150 and $682.

In December 2019, the Company entered into short term notes payable with six existing shareholders of the Company totaling $345,000. The notes bear interest at 15%, matured in December 2020, and are secured by a Second Deed of Trust on the Emerald Grove property. As of December 31, 2020, and 2019, the loans had an outstanding balance of $345,000. Interest expense for the years ended December 31, 2020, and 2019 was $51,892 and $3,000, respectively. Additionally, as in incentive to the note holders, the Company is required to issue an aggregate amount of 95,000 shares of common stock with fair value allocated of $75,628. The fair value allocated to the shares of common stock were recorded directly to interest expense for aggregate amount of $75,628 for the year ended December 31, 2020 as the underlying promissory notes all matured in December 2020.

In September 2020, the Company entered into a short-term payable with Paul Danke totaling $11,400 and maturing in October 2020. The note bears interest at $100. As of December 31, 2020, the balance of the loan payable was $0. Interest expense for the year ended December 31, 2020, was $100.

In December 2020, the Company entered into a promissory note with an existing shareholder of the Company totaling $126,477. The note bear interest at 15%, matures in March 2021. The note results from various expenses paid by the shareholder on behalf of the Company. Additionally, as in incentive to the note holder, the Company is required to issue to the holder 35,000 shares of common stock with fair value of $12,605, of which $12,605 was recorded as a debt discount as of December 31, 2020. For the year ended December 31, 2020, $1,801 was amortized and recognized as interest expense. As of December 31, 2020, the shares have not been issued and recorded as stock payable. As of December 31, 2020, the balance of the loan payable was $126,477. Interest expense for the year ended December 31, 2020, was $832.

In December 2020, the Company entered into a promissory note with an existing shareholder of the Company totaling $10,000. The note bear interest at 12%, matures in February 2021. As of December 31, 2020, the balance of the loan payable was $10,000. Interest expense for the year ended December 31, 2020, was $0.

In December 2020, the Company entered into a promissory note with an existing shareholder of the Company totaling $142,100. The note does not bear interest but was issued with an original issue discount of $5,000, matured on December 31, 2020. The proceeds were used to prevent default on one existing convertible note (see Note 7). On January 20, 2021, both parties agreed to extend the due date to January 31, 2021 for total consideration of $2,000 (see Note 10). As the promissory note was not repaid at maturity date, the Company recorded $100,000 in other expense representing the fair value of four (4) lots, that were required to be transferred to the note holder as a condition for the default.

Labrys

On June 4, 2020, the Company entered into a senior secured self-amortization promissory note for cash proceeds of $225,720, net of issuance costs of $59,280. Interest rate on the promissory note is 12% per annum and matures on June 4, 2021. The promissory note has a contingent embedded conversion feature into shares of the Company’s common stock upon an event of default. The conversion price into which the principal amount and interest under this note shall be convertible into shares of the Company’s common stock is equal to the closing bid price of the common stock on the trading day immediately preceding the date of the respective conversion. As of December 31, 2020, the promissory note is not in default and the conversion feature is not in effect. The Company used the proceeds from one promissory note entered into with an existing investor to avoid the default under the terms of the convertible note. As of December 31, 2020, the balance of the note payable was $166,733. Interest expense for the year ended December 31, 2020, was $19,361.

Convertible Notes

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

The Black-Scholes model, adopted by management as an appropriate financial model, utilized the following inputs to value the derivative liabilities at the date of issuance of the convertible note through December 31, 2020:

Risk free interest rate	1.88-2.05%
Expected term (years)	0.263-0.585
Expected volatility	265%-282%
Expected dividends	0%

As of December 31, 2020, and 2019, the Company had no outstanding convertible debt or thereby related derivatives.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land

There is one remaining land project consisting of 20 acres to be acquired from Baja Residents Club (a Company controlled by our CEO Roberto Valdes) and developed into Valle Divino resort in Ensenada, Baja California, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land will be approved within the next 60 days, there is no assurance that such transfer of title will be approved in that time frame or at all. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of December 31, 2020, and 2019, the Company has entered into eleven (11) and two (2) contracts for deed agreements to sell lots of land, respectively. The proceeds are presented under contract liability in the consolidated balance sheets as of December 31, 2020, and 2019.

Land purchase- Costa Bajamar

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of December 31, 2020, and 2019, the agreement has not closed.

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

Due to the nature of the Agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the initial payment of $63,000 was classified as a deposit. Upon an event of default in which case the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the year ended December 31, 2020 and 2019, the Company recognized $42,303 and $10,540 in lease income, respectively. Lease income is presented as other income in the consolidated statements of operations.

On October 2, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $50,000, $25,000 was paid upon execution and the balance was paid on October 7, 2019. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $39,282; and plot of land was valued at $10,718, which was classified as a contract liability on the balance sheet as of December 31, 2020.

On November 6, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $35,080, $10,000 was paid upon execution, $9,580 was paid on December 23, 2019, and the balance is due on February 4, 2020. The total cash proceeds of $35,080 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $25,258; and plot of land was valued at $9,822, which was classified as a contract liability on the balance sheet as of December 31, 2020. The shares were issued on May 1, 2020.

On January 13, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 2 lots of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $40,000, paid upon execution. The total cash proceeds of $40,000 was allocated based upon the relative fair value of the shares and two (2) promised plots of land in the following amounts: shares were valued at $23,780; and plot of land was valued at $16,220, which was classified as a contract liability on the balance sheet as of December 31, 2020. The shares were issued on May 1, 2020.

On January 24, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of December 31, 2020. The shares were issued on May 1, 2020.

On March 25, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of December 31, 2020. The shares were issued on April 3, 2020.

On April 28, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of December 31, 2020.

On June 19, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of December 31, 2020.

On July 14, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $29,623, paid upon execution. The total cash proceeds of $29,623 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $20,797; and plot of land was valued at $4,203, which was classified as a contract liability on the balance sheet as of December 31, 2020.

On September 30, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares, one (1) promised plot of land and warrants in the following amounts: shares were valued at $12,882; warrants were valued at $9,189 and plot of land was valued at $2,929, which was classified as a contract liability on the balance sheet as of December 31, 2020.

On October 23, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $15,000, paid upon execution. The total cash proceeds of $15,000 was allocated to the plot of land, which was classified as a contract liability on the balance sheet as of December 31, 2020.

On December 8, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 2 lots of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $50,000, paid upon execution. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares and two (2) promised plot of land in the following amounts: shares were valued at $32,512; and the plots of land was valued at $17,488, which was classified as a contract liability on the balance sheet as of December 31, 2020. The shares have not been issued and are recorded as stock payable as of December 31, 2020.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s equity at December 31, 2020 consisted of 75,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share. As of December 31, 2020, and 2019, there were 23,230,654 and 20,614,289 shares of common stock issued and outstanding, respectively. As of December 31, 2020, and December 31, 2019, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

On August 26, 2020, the Company’s shareholders of record approvedthe increase of the Company’s authorized common stock, par value $0.001, from 75,000,000 shares to 100,000,000 shares and the holders of a majority of the Company’s outstanding voting securities approved the Company’s 2020 Equity Plan. The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Equity Plan. As of December 31, 2020, ILA has not issued any shares under the 2020 Equity Plan. The Company has not yet amended its articles of incorporation at December 31, 2020.

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of December 31, 2020, and 2019, ILA has granted 3,050,000 and 0 options, respectively.

Common Stock Issued for Services.

On January 1, 2020, the Company issued 50,000 shares of common stock and 150,000 warrants for services valued at $50,000 and $186,748, respectively, for total amount of $236,748.

On July 1, 2020, the Company issued 1,200,000 performance-based stock options to purchase an equivalent number of common shares to one consultant with exercise price ranging from $0.25 to $1.00. The grant date fair value of these options was $348,954, of which $193,804 was recognized as performance was either met or probable of achievement for the year ended December 31, 2020.

On July 6, 2020, the Company issued 400,000 shares of common stock for consulting services valued at $192,600.

On September 25, 2020, the Company issued 100,000 shares of common stock valued at $51,000 to renew a service agreement.

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

All shares of common stock issued during the years ended December 31, 2020 and 2019, were unregistered.

Common stock issued for warrant and option exercise.

On January 31, 2020, the Company granted 150,000 stock options for services valued at $173,951. The exercise price of outstanding options for common stock was $0.50 per option, and the term of exercise of the outstanding options was one year from the date of grant. During the year ended December 31, 2020, 137,615 option were exercised for $68,808. The Company cancelled 12,385 of the remaining unexercised options at December 31, 2020.

On January 21, 2020, the Company received cash proceeds of $20,000 for 40,000 shares of common stock in an option exercise by a third-party investor.

On February 26, 2020, the Company received cash proceeds of $20,000 for 40,000 shares of common stock in an option exercise by a third-party investor.

On February 28, 2020, the Company received cash proceeds of $20,000 for 40,000 shares of common stock in an option exercise by a third-party investor.

On March 2, 2020, the Company received cash proceeds of $8,808 for 17,615 shares of common stock to be issued in an option exercise by a third-party investor. The shares were issued on May 19, 2020.

On June 20, 2020, the Company received cash proceeds of $12,500 following a warrant exercise for 50,000 shares of common stock.

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

All shares of common stock issued during the year ended December 31, 2020 and 2019 were unregistered.

Common stock issued for cash.

On March 12, 2020, the Company received cash proceeds of $10,000 for 20,000 shares of common stock. These shares were issued on May 1, 2020.

On May 4, 2020, the Company received cash proceeds of $9,000 for 20,000 shares of common.

On May 1, 2020, the Company received cash proceeds of $10,000 for 20,000 shares of common stock.

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

On July 23, 2020, the Company received cash proceeds of $7,500 for 30,000 shares of common stock by a third-party investor.

On August 26, 2020, the Company received cash proceeds of $10,000 for 40,000 shares of common stock to be issued. The shares were issued on October 23, 2020.

On September 18, 2020, the Company received cash proceeds of $7,500 for 30,000 shares of common stock to be issued. The shares were issued on October 23, 2020.

On October 21, 2020, the Company received cash proceeds of $10,000 for 40,000 shares of common stock to be issued.

On November 5, 2020, the Company received cash proceeds of $10,000 for 40,000 shares of common stock to be issued.

On August 12, 2019, the Company received cash proceeds of $30,000 for 66,667 shares of common stock. These shares were issued on May 1, 2020.

All shares of common stock issued during the year ended December 31, 2020 and 2019 were unregistered.

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

On January 13, 2020, the Company received cash proceeds of $50,000 for 100,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached two (2) plots of land. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares and two (2) promised plots of land in the following amounts: shares were valued at $39,282; and plot of land was valued at $10,718. The shares were issued on May 1, 2020.

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

On March 25, 2020, the Company received cash proceeds of $25,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826. The shares were issued on April 3, 2020.

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

On June 25, 2020, the Company received cash proceeds of $25,000 for 100,000 shares of common stock and 100,000 one-year warrants to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares and warrants were valued at $16,174; and plot of land was valued at $8,826.

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

On November 15, 2020, the Company received cash proceeds of $25,000 for 100,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land and warrants. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares, the warrants and one (1) promised plot of land in the following amounts: shares were valued at $12,882; warrants were valued at $9,189 and plot of land was valued at $2,929.

On December 8, 2020, the Company received cash proceeds of $20,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $20,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $11,890; and plot of land was valued at $8,110. As of December 31, 2020, the shares had not been issued and were recorded as stock payable.

On December 31, 2020, the Company received cash proceeds of $30,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $30,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $20,622; and plot of land was valued at $9,378. As of December 31, 2020, the shares had not been issued and were recorded as stock payable.

All shares of common stock issued during the year ended December 31, 2020 and 2019 were unregistered.

Common Stock Issued in Relation to Debt

On June 4, 2020, the Company issued 39,462 shares valued at $29,202 in connection with securing a loan from a third- party.

On October 25, 2019 the Company issued 28,889 shares of common stock valued at $21,378 to settle $17,172 of outstanding debt.

On October 25, 2019 the Company agreed to issue 132,241 shares of common stock valued at $97,858 in connection with securing a loan from a third-party. The shares were issued on May 1, 2020.

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

All shares of common stock issued during the year ended December 31, 2020 and 2019 were unregistered.

Common Stock Issued with Land Acquisition

On September 30, 2020, the Company issued 250,000 shares of common stock valued at $150,000 to Valdeland, S.A. de C.V., a Company controlled by its CEO Roberto Valdes towards the acquisition of Costa Bajamar (Note 8).

Preferred Stock

On November 6, 2019, the Company authorized and issued 1,000 shares of Series B Preferred Stock (“Series B”) and 350,000 shares of common stock to Cleanspark Inc. in a private equity offering for $500,000. Management determined that the Series B should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2019, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of December 31, 2019, Management recorded the value attributable to the Series B of $293,500 as temporary equity on the consolidated balance sheet since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature, since the instrument reached maturity during the year ended December 31, 2020. The Company recognized such BCF as a discount on the convertible preferred stock. The amortization of the discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend that reduced net income in arriving at income available to common stockholders.

reclassified the Series B to permanent equity on the consolidated balance sheet. The holder can convert the Series B into shares of common stock at a discount of 35% to the market price.

All shares of Preferred stock issued during the year ended December 31, 2020 and 2019 were unregistered.

Stock Options

A summary of the Company’s option activity during the year ended December 31, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2019	-	$-	-
Granted	3,050,000	0.44	3.62
Exercised	(137,615)	0.50	0.87
Forfeit/Canceled	(12,385)	0.50	-
Outstanding at December 31, 2020	2,900,000	$0.43	3.35

Exercisable at December 31, 2020	400,000

Options outstanding as of December 31, 2020 and 2019 had aggregate intrinsic value of $158,000 and $0, respectively. At December 31, 2020, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 1.1 years for outstanding grants was approximately $0.6 million.

The following table summarizes information about stock options outstanding and vested at December 31, 2020:

	Options Outstanding				Options Vested
			Weighted
			Average	Weighted		Weighted	Weighted
	Number	Number	Remaining	Average	Number	Remaining	Average
	of Options not	of Options	Contractual	Exercise	of	Contractual	Exercise
Exercise Prices	Exercisable	Exercisable	Life	Price	Options	Life	Price
			(In years)			(In years)
$0.25	-	400,000	1.5	$0.25	400,000	1.5	$0.25
$0.33	1,700,000	-	4.65	0.33	-	-	0.33
$0.50	400,000	-	1.5	0.50	-	-	0.50
$1.00	400,000	-	1.5	1.00	-	-	1.00
	2,500,000	400,000	3.35	$0.43	400,000	1.5	$0.25

The Company used the following assumptions to value the stock options issued during the year ended December 31, 2020:

December 2020
Stock Options

Risk free rate	0.18%-0.19%
Market price per share	$0.33-0.69
Life of instrument in years	2.00-3.00
Volatility	150-160%
Dividend yield	0%

Warrants

A summary of the Company’s warrant activity during the year ended December 31, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2019	430,000	$0.47	0.52
Granted	410,000	0.37	1.37
Exercised	(50,000)	0.25	0.48
Forfeit/Canceled	(330,000)	0.50	-
Outstanding at December 31, 2020	460,000	$0.38	0.70

Exercisable at December 31, 2020	460,000

The Company used the following assumptions to value the warrants issued during the year ended December 31, 2020:

December 2020
Warrants

Risk free rate	0.12%-1.58%
Market price per share	$0.60-1.28
Life of instrument in years	-1-2
Volatility	140%-283%
Dividend yield	0%

NOTE 9 – INCOME TAX

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Stock compensation	$139,198	$-
Accrued payroll	57,927	-
Net operating loss carry forward	2,011,604	1,464,741
Total gross deferred tax assets	2,208,729	1,464,741
Less - valuation allowance	(2,208,729)	(1,464,741)
Net deferred tax assets	$-	$-

As of December 31,2020, and 2019, the Company had gross federal net operating loss carryforwards of approximately $9,579,069 and $6,974,958, respectively. Management expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of December 31, 2020, all tax years are open for examination by the taxing authorities.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

NOTE 10 – SUBSEQUENT EVENTS

On October 25, 2020, the Company entered into a business agreement with A&F Agriculture LLC (“A&F”), in which the parties agreed to operate a business for the purpose of commercially cultivating industrial hemp at the Company’s property in Sycamore Springs in Hemet, California. A&F will be the managing party of the business agreement. The Company will provide to A&F the land and the water supply for the purpose of the cultivation. All revenue and expenses associated with the cultivation will be split equally among parties. On January 25, 2021, the Board of Directors of the Company approved the providing of an investment repayment guarantee in the form of common stock with a 2:1 coverage based on the closing price of the Company on the day of funding.

On January 20, 2021, the Company entered into an amendment to its promissory note with one shareholder extending the maturity to January 31, 2021 for additional consideration in the amount of $2,000,

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting in March 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. Upon execution, the Company paid $55,110 of loan origination fees and prepaid six (6) months of interest only installments. The refinanced amount paid off the first and second mortgage loans with net funding to the Company of approximately $387,000.

On January 21, 2021, Emerald Grove Estates LLC executed a deed of trust with Redwood Trust Deed Services (“Trustee”), which irrevocably grants, transfers and assigns to trustee in trust with power of sale, the 80 acres of land and the structure located at Sycamore Road in Hemet, California, for the purpose of securing the $1,787,000 loan with Sun Pacific Mortgage and Real Estate.

On January 21, 2021, the Company and Jason Sunstein, its Chief Financial Officer, entered into a payment guarantee agreement with Sun Pacific Mortgage and Real Estate (the “lender”) in relation to the $1,787,000 loan between the lender and Emerald Grove Estates LLC.

On January 27, 2021, Jason Sunstein and ILAL granted deed of the property in Sycamore Road, Hemet, California to Emerald Grove Estates LLC, a wholly-owned subsidiary.

On February 25, 2021, the Company executed a $500,000 senior secured self-amortization promissory note with one investor bearing an interest rate of 12%, and due twelve (12) months from the issue date. The net proceeds were $424,500, including $50,000 original issue discount, and $25,500 of closing fees. The principal and accrued interest are due and payable at maturity. The note may be prepaid at any time before the maturity date without any prepayment penalties. The note is self-amortizing with the first payment of $62,222 due on June 25, 2021 and the remaining eight payments due monthly thereafter.

Subsequent to December 31, 2020, the Company issued 335,000 restricted shares held in escrow in relation to the terms of promissory note previously issued by the Company.

Subsequent to December 31, 2020, the Company issued 274,000 restricted shares, which are held in escrow per the terms of the joint venture agreement.

Management has evaluated subsequent events pursuant to the issuance of the consolidated financial statements and has determined that, other than listed above, no other reportable subsequent events exist through the date of these consolidated financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2020. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

●	lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;

●	deficiencies in the period-end reporting process and accounting policies;

●	inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;

●	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process;

●	inadequate controls over maintenance of records

Management has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting.

The Company plans to:

●	Continue to outsource the bookkeeping and technical accounting functions to external consulting firms due to the lack of internal resources.

●	Emphasize the importance of, and monitor the sustained compliance with, the execution of our internal controls over financial reporting.

●	Work with our third-party service provider to ensure that our accounting and reporting for income taxes are timely and accurate.

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

Name	Age	Position
Roberto Jesus Valdes	52	President, Principal Executive Officer and a Director
Jason Sunstein	49	Principal Financial and Accounting Officer, and a Director

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

Family Relationships

Mr. Sunstein and Ms. Landau are brother and sister. Ms Landau is a former executive officer and former Secretary of the Company and a shareholder of the Company. The Company issued a promissory note to RAS, LLC “RAS”, a company controlled by Ms Laudau.

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

SUMMARY COMPENSATION TABLE

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

The information required by Regulation S-K Item 407(e)(4), “Compensation Committee Interlocks and Insider Participation,” and Item 407(e)(5), “Compensation Committee Report,” is not required because the Company is a smaller reporting company.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, for the two fiscal years ended December 31, 2020 and 2019, which includes cash compensation, stock options awarded and all other compensation:

Name and Principal	Year Ended	Salary/Fees	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Dec. 31(2)	($)	($)	($)	($)(1)	($)	($)	($)	($)

Roberto Jesus	2020	135,232	-	-	206,626	-	-	-	341,858
Valdez, CEO	2019	21,000	-	-	-	-	-	-	21,000

Jason Sunstein,	2020	135,232	-	-	206,626	-	-	-	341,858
VP Finance, CFO, Director	2019	89,681	-	-	-	-	-	-	89,681

(1)	On August 26, 2020, the Company awarded to our named executive officers each 750,000 options under the 2020 Plan, with strike price of $0.33, contractual term of five years with a vesting schedule of 25% six months after the grant date and 75% on a monthly basis over the twelve-month period following the first six months after the date of grant. The call option was valued at $0.28.
(2)	Effective January 1, 2020, the Company executed employment agreements with our Chief Executive Officer and Chief Financial Officer. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend and four weeks of paid vacation.

Employment Agreement

Effective January 1, 2020, we have entered into employment agreements with our executive officers and their compensation is determined at the discretion of our Board of Directors.

The Company entered into an employment agreement with the Chief Executive Officer on January 1, 2020, to perform the duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation.

The Company entered into an employment agreement with the Chief Financial Officer on January 1, 2020, to perform the duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation.

Stock Option Plan – 2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of December 31, 2020, ILA has granted 1,350,000 options, as such, recognized approximately $560,355 of share-based compensation for the year ended December 31, 2020.

Stock Option Plan – 2020 Equity Plan

On August 26, 2020, the Company’s Board of Directors approved a 2020 Equity Plan (the “2020 Plan”). The 2020 Plan enables the Board of Directors to provide equity-incentives through grants of awards to the Company’s present and future employees, directors, consultant, and other third-party service providers. The 2020 Equity Plan authorizes the grant of Incentive Stock Options (“ISO”) and Non-Qualified Stock Options (“NSO”). Pursuant to the 2020 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of December 31, 2020, ILA has granted 1,700,000 options, as such, recognized approximately $108,344 of share-based compensation for the year ended December 31, 2020.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The percentage of shares is based on 23,839,654 shares issued and outstanding on March 24, 2021.

Name	# of Shares of Common Stock	Percentage
Roberto Jesus Valdes	4,000,000	17.5%
Jason Sunstein *	3,739,760	16.4%

All Exec. Officers and Directors as a group (2 persons)	7,739,760	33.9%

*	Jason A. Sunstein Family Investments, LLC is the record holder of these shares. Jason Sunstein controls Jason A. Sunstein Family Investments, LLC.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Please see Note 3, 4, 5 and 8 to the financial statements for a description of our related party transactions.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Haskell & White, LLP for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019

Audit Fees	$102,500	$56,300

Audit-Related Fees	$-0-	$-0-

Tax Fees	$-0-	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board of Directors as a whole pre-approves all services provided by Haskell & White LLP. For any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (Incorporated by reference from exhibit 3.1 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
3.2	Bylaws of the Registrant (Incorporated by reference from exhibit 3.2 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
10.1	Share Exchange Agreement with ILA Mexico (Incorporated by reference from exhibit 10.1 to amendment #1 to our registration statement on form S-1 filed with the SEC on November 10, 2016)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (Incorporated by reference from exhibit 10.2 to amendment #1 to our registration statement on Form S-1 filed with the SEC on November 10, 2016)
23.1*	Consent of Haskell & White LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual report for the period ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

*	Filed herein.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April 2021.

INTERNATIONAL LAND ALLIANCE, INC.

By:	/s/ Roberto Jesus Valdes
Name:	Roberto Jesus Valdes
Title:	Principal Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

Signature

/s/ Roberto Jesus Valdes	Dated: April 2, 2021
Roberto Jesus Valdes
President, Principal Executive Officer and a Director

/s/ Jason Sunstein	Dated: April 2, 2021
Jason Sunstein
Principal Financial and Accounting Officer and a Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (Incorporated by reference from exhibit 3.1 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
3.2	Bylaws of the Registrant (Incorporated by reference from exhibit 3.2 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
10.1	Share Exchange Agreement with ILA Mexico (Incorporated by reference from exhibit 10.1 to amendment #1 to our registration statement on form S-1 filed with the SEC on November 10, 2016)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (Incorporated by reference from exhibit 10.2 to amendment #1 to our registration statement on Form S-1 filed with the SEC on November 10, 2016)
23.1*	Consent of Haskell & White LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual report for the period ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

*	Filed herein.

