Form 10-Q
period 2021-03-31
International Land Alliance Inc.
filed 2021-05-20
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

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

As of May 19, 2021, the registrant had 24,079,327 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$120,574	$13,171
Prepaid and other current assets	241,165	225,199
Total current assets	361,739	238,370

Land	271,225	271,225
Land Held for Sale	647,399	647,399
Buildings, net	848,997	860,594
Construction in Process	488,647	353,000
Other non-current assets	26,392	34,693
Total assets	$2,644,399	$2,405,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$863,706	$869,864
Contract liability	161,684	111,684
Deposits	212,980	95,000
Promissory notes, net of debt discounts	423,469	1,875,164
Promissory notes, net of debt discounts– Related Parties	650,601	361,989
Total current liabilities	2,312,440	3,313,701

Promissory notes, net of current portion	1,702,613	-

Total liabilities	4,015,053	3,313,701

Commitments and Contingencies (Note 7)

Preferred Stock Series B (Temporary Equity)	293,500	293,500

Stockholders’ deficit
Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of March 31, 2021 and December 31, 2020.	28	28
1,000 Series B shares issued and outstanding as of March 31, 2021 and December 31, 2020.	1	1
Common stock; $0.001 par value; 75,000,000 shares authorized; 23,563,381 and 23,230,654 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	23,564	23,231
Additional paid-in capital	8,701,388	8,705,620
Stock (receivable) payable	243,104	(289,044)
Accumulated deficit	(10,632,239)	(9,641,756)
Total stockholders’ deficit	(1,664,154)	(1,201,920)

Total liabilities and stockholders’ deficit	$2,644,399	$2,405,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Revenues	$9,219	$15,083

Cost of revenues	-	-

Gross profit	9,219	15,083

Operating expenses
Sales and marketing	16,900	358,599
General and administrative expenses	770,847	406,115
Total operating expenses	787,747	764,714

Loss from operations	(778,528)	(749,631)

Other expense
Other expense	10,876	-
Interest expense	201,079	96,502
Total other expense	211,955	96,502

Net loss	$(990,483)	$(846,133)

Loss per common share - basic and diluted	$(0,04)	$(0.04)

Weighted average common shares outstanding - basic and diluted	23,581,590	20,629,440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2021 and 2020

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Payable	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(receivable)	Deficit	Deficit
Balance, December 31, 2019	28,000	$28	1,000	$1	20,614,289	$20,615	$6,702,750	$127,858	$(6,974,958)	$(123,706)
Stock options granted for services	-	-	-	-	-	-	-	173,951	-	173,951
Common stock to be issued, and plots promised for cash	-	-	-	-	-	-	-	120,668	-	120,668
Common stock issued for services	-	-	-	-	50,000	50	236,698	-	-	236,748
Common stock issued for warrant and option exercise	-	-	-	-	120,000	120	59,880	18,808	-	78,808
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	-	(846,133)	(846,133)
Balance, March 31, 2020	28,000	$28	1,000	$1	20,784,289	$20,785	$7,173,279	$267,334	$(7,821,091)	$(359,664)

Balance, December 31, 2020	28,000	$28	1,000	$1	23,230,654	$23,231	$8,705,620	$(289,044)	$(9,641,756)	$(1,201,920)
Common stock issued with debt settlement	-	-	-	-	118,000	118	84,480	(75,628)	-	8,970
Commitment shares issued	-	-	-	-	85,000	85	130,815	-	-	130,900
Common stock issued against accrued interest due to related party	-	-	-	-	29,727	30	10,969	-	-	10,999
Common stock to be issued for cash	-	-	-	-	-	-	-	45,000	-	45,000
Common stock issued from plots sale	-	-	-	-	100,000	100	32,412	(32,512)	-	-
Common stock granted for services	-	-	-	-	-	-	(315,288)	315,288	-	-
Stock-based compensation	-	-	-	-	-	-	67,380	280,000	-	347,380
Dividend on Series B Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	-	(990,483)	(990,483)
Balance, March 31, 2021	28,000	$28	1,000	$1	23,563,381	$23,564	$8,701,388	$243,104	$(10,632,239)	$(1,664,154)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020

Cash Flows from Operating Activities
Net loss	$(990,483)	$(846,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	356,350	410,699
Loss on debt extinguishment	10,876	-
Depreciation and amortization	11,597	11,406
Amortization of debt discount	76,442	41,033
Changes in assets and liabilities
Prepaid and other current assets	91,254	(170,561)
Accounts payable and accrued liabilities	104,826	213,133
Other non-current assets	8,301	(10,540)
Contract liability	50,000	16,832
Deposits	117,980	-
Net cash used in operating activities	(162,857)	(334,131)

Cash Flows from Investing Activities
Building and Construction in Progress acquisition	(135,647)	-
Net cash used in investing activities	(135,647)	(476,525)

Cash Flows from Financing Activities
Common stock, warrants and options sold for cash	45,000	78,808
Stock, land, and warrants for cash, net	-	120,668
Cash payments on promissory notes	(585,315)	(35,833)
Cash proceeds from convertible notes	288,874	-
Cash proceeds from promissory notes- related party	288,612	-
Cash proceeds from refinancing, net	368,736	-
Net cash provided by financing activities	405,907	163,743

Net increase (decrease) in Cash	107,403	(170,488)

Cash, beginning of period	13,171	172,526

Cash, end of period	$120,574	$2,038

Supplemental disclosure of cash flow information
Cash paid for interest	$75,513	$42,284
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Dividend on Series B	$15,000	$-
Shares issued with debt modification	$8,970	-
Commitment shares issued with convertible note	$130,900	-
Common stock issued in settlement of related party accrued interest on note	$10,999	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2021

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations

International Land Alliance, Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on September 26, 2013 (inception). The Company is a residential land development company with target properties located in the Baja California, Norte region of Mexico and Southern California. The Company’s principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building plots, securing financing for the purchase of the plots, improving the properties infrastructure and amenities, and selling the plots to homebuyers, retirees, investors, and commercial developers.

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

On March 29, 2021, the Company executed a Letter of Intent (the “LOI”) to acquire two parcels of land in Rosarito Beach, Baja California, Mexico, with total surface area of roughly 32 acres valued at approximately $6 million. The all-stock transaction includes plans and permits for an existing 450-homesite project situated on the Pacific Ocean, with existing sales averaging $50,000 per residential lot. The LOI includes the accounts receivable for lots sold and the remaining unsold lots. The closing is subject to standard conditions including, completion of due diligence by both parties and the negotiation and execution of mutually acceptable definitive documents. The Agreement merely represents the present understanding with respect to the intended acquisition transaction and is not binding upon the parties.

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest year ended December 31, 2020. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2020 audited financial statements have been omitted from these interim unaudited financial statements.

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the audited financial statements and notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2021.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of March 31, 2021, the Company’s current liabilities exceeded its current assets by $1.95 million. The Company has recorded a net loss of approximately $1 million for the three months ended March 31, 2021 and has an accumulated deficit of $10.6 million as of March 31, 2021. Net cash used in operating activities for the three months ended March 31, 2021 was approximately $0.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales and weak demand for purchase of plots continues, the Company will experience a shortfall in cash, and it will be necessary to further reduce its operating expenses or obtain funds through equity and/or debt financing in sufficient amounts to avoid the need to curtail its future operations subsequent to December 31, 2020. Given the liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. This could include construction delays or abilities of our customers to obtain sufficient funding to close on sales. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”), Emerald Grove Estates LLC (“Emerald Estates”), incorporated in the State of California; the Company has a 100% equity interest in ILA Mexico and in Emerald Estates. ILA Fund includes cash as its only assets with minimal expenses as of March 31, 2021. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of March 31, 2021. The Company granted deed of the property in Sycamore Road, Hemet, California to Emerald Estates. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.
■	Useful life of building.
■	Assumptions used in valuing equity instruments.
■	Deferred income taxes and related valuation allowances.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief Operating Decision Maker (“CODM”) regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of any balance sheet dates presented or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities.

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

Revenue Recognition

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The guidance sets forth a five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

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

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of lot sales or the execution of terms and conditions contracts with third parties and investors. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration was historically paid prior to transfer of title as stated above and in future land sales, the Company plans to transfer title to buyers at the time consideration has been transferred if the acquisition of the property has been completed by the Company. The Company applies judgment in determining the customer’s ability and intention to pay; however, collection risk is mitigated through collecting payment in advance or through escrow arrangements. A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer, which for us is transfer of title to our buyers. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. We have concluded the sale of property and delivering title is accounted for as a single performance obligation.

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

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $16,900 and $358,599 for the three months ended March 31, 2021, and 2020, respectively.

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

Loss Per Share

The Company computes loss per share in accordance with ASC 260 – Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes payable using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. A beneficial conversion feature that arises from a contingent conversion feature has no accounting impact until the contingency occurs. The Company evaluated whether it is necessary to recognize a beneficial conversion feature by comparing the adjusted effective conversion price of the convertible preferred stock with the commitment-date fair value of the entity’s common stock. The Company determined that a beneficial conversion feature existed, and recognized the beneficial conversion feature, creating a discount on the convertible preferred stock instrument. This discount was amortized in accordance with ASC 470-20-35-7. The amortization of the discount created by a beneficial conversion feature, which is recognized as a result of the resolution of a contingency, is treated as a dividend that reduced net income in arriving at income available to common stockholders.

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020

Options	2,900,000	12,385
Warrants	460,000	80,000
Total potentially dilutive shares	3,360,000	92,385

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2021.

Recent Accounting Pronouncements

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time, as the Company is no longer considered to be an EGC.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. The Company adopted the new standard update on January 1, 2021, which did not have a material impact.

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

The new standard will also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For public companies, the new standard is effective for interim and annual reporting periods beginning after December 15, 2018. The accounting standard is effective for non-public entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2021.

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

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as lots are sold. As of March 31, 2021, the Company reported a balance for assets held for sale of $647,399.

The Company transferred title to individual plots of land to the investors since the Company received this approval of change in transfer of title to ILA. The Company has not recognized any revenue for the three months ended March 31, 2021, since the Company did not sell any plots.

NOTE 4 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land and buildings, net as of March 31, 2021 and December 31, 2020:

	Useful life	March 31, 2021	December 31, 2020
Land – Emerald Grove		$271,225	$271,225

Land held for sale – Oasis Park		$647,399	$647,399

Construction in Process		$488,647	$353,000

Building – Emerald Grove	20 years	943,175	943,175
Less: Accumulated depreciation		(94,178)	(82,581)

Building, net		$848,997	$860,594

Depreciation expense was $11,597 and $11,406 for the three months ended March 31, 2021 and 2020, respectively.

Additionally, in November and December 2019, $250,000 was paid our CEO, Roberto Valdes, $150,000 for constructing two model Villas at our planned Costa Bajamar development. The Company has not yet taken title to this property, which is currently owned by Valdeland, S.A. de C.V., an entity controlled by Roberto Valdes. The Company intends to purchase the land from this entity and has paid $100,000 to Roberto Valdes as a down payment for this purchase. The $150,000 is the total construction cost budget that is intended to pay the construction contractor. During the year ended December 31, 2020, the Company issued the 250,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the condensed consolidated balance sheets. The Company funded the construction by an additional $135,647 during the three months ended March 31, 2021. The construction contractor is also an entity controlled by Roberto Valdes. Construction commenced during the year ended December 31, 2020. The balance of construction in process for Costa Bajamar totaled $488,647 and $353,000 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid to its Chief Executive Officer salary for services directly related to continued operations of $0 for the three months ended March 31, 2021, and 2020, respectively. The Company has accrued $33,808 of compensation costs in relation to the employment agreement. The balance owed is $164,040 as of March 31, 2021.

The Company paid to its Chief Executive Officer salary for services directly related to continued operations of $1,600 and $25,901 for the three months ended March 31, 2021, and 2020, respectively. The Company has accrued $33,808 of compensation costs in relation to the employment agreement. The balance owed is $102,469 as of March 31, 2021.

The Company paid to a relative to the Company’s Chief Financial Officer (formerly the Company’s Secretary) salary for services directly related to continued operations in the amount of $0 and $5,500 for the three months ended March 31, 2021, and 2020, respectively. The Company has accrued $23,038 of compensation cost in relation to the employment agreement in the three months ended March 31, 2021. The balance owed is $98,390 as of March 31, 2021.

On October 25, 2019, the Company issued a promissory note to RAS, LLC “RAS”, a company controlled by Lisa Landau, a former officer and related party to an officer of the Company, for $440,803. The proceeds of the note were largely used to repay shareholder loans and other liabilities. The loan bears interest at 10%. The loan matures on June 25, 2020 and is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). Additionally, as in incentive to the note holder, the Company is required to issue to the holder 132,461 shares of common stock valued at $97,858, which was recorded as a debt discount as of December 31, 2019. As of March 31, 2021, the discount has been fully amortized, and the note is shown less amortized discount of $0. The shares were issued on May 1, 2020. Interest expense for the three months ended March 31, 2021, was $16,066. The Company issued 29,727 shares of common stock with fair value of $10,999 as payment for accrued interest in the three months ending March 31, 2021.

Six Twenty Capital Management LLC (Related Party)

On March 31, 2021, the Company issued a promissory note to Six Twenty Capital Management LLC, a company controlled by Jason Sunstein, Chief Financial Officer of the Company, for $288,611. The proceeds of the note were largely used to fund current operations and for general purposes. The loan bears interest at 8% and matures on March 31, 2022. No interest expense has been recognized in the three months ended March 31, 2021

Promissory notes to related party consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
RAS Real Estate LLC, 18% interest, due December 2020 (past maturity)	$361,989	$361,989
Six Twenty Management, 8% interest, due March 2022	288,612	-
Total Notes Payable	$650,601	$361,989
Less discounts	-	-

Total Related Parties Notes Payable	650,601	361,989

Less current portion	(650,601)	(361,989)

Total Related Parties Notes Payable - long term	$-	$-

NOTE 6 – NOTES PAYABLE

Promissory notes consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Note payable, due August 2020	$32,666	$36,660
Note payable, 18% interest, due March 2020 (past maturity)	1,500	1,500
Note payable, secured, 10% interest, due October 2021	-	975,000
Note payable, 15% interest, due December 2020	-	50,000
Note payable, 15% interest, due December 2020	-	50,000
Note payable, 15% interest, due December 2020	-	100,000
Note payable, 15% interest, due December 2020	-	100,000
Note payable, 15% interest, due December 2020	-	20,000
Note payable, 15% interest, due December 2020	-	25,000
Note payable, 13% interest, due December 2021	-	128,884
Note Payable, 12% interest, due June 2021	-	166,733
Note Payable, 15% interest, due March 2021 (past maturity)	76,477	126,477
Note Payable, 12% interest, due February 2021	-	10,000
Note payable, 0% interest, due December 2020	-	142,100
Convertible Note Payable, 12% interest due February 2022	500,000	-
Note payable, 12% interest, due February 2023	1,787,000	-
Total Notes Payable	$2,397,643	$1,932,300
Less discounts	(271,561)	(57,136)

Total Notes Payable	2,126,082	1,875,164

Less current portion	(423,469)	(1,875,164)

Total Notes Payable - long term	$1,702,613	$-

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2021 and 2020 was $231,115 and $97,151, respectively.

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting in September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. Upon execution, the Company paid $53,610 of loan origination fees, presented as debt discount in the consolidated balance sheets, and prepaid six (6) months of interest only installments totaling $107,220, presented as Prepaid and other current assets in the consolidated balance sheets. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’fees.

Convertible Notes

Labrys Fund LP

On February 25, 2021, the Company entered into a convertible promissory note pursuant to which it borrowed $500,000, net of an issuance costs of $25,500 and original issuance discount of $50,000. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on February 25, 2022. Additionally, as in incentive to the note holder, the note includes the issuance of 85,000 commitment shares of common stock with fair value of approximately $131,000 and additional 250,000 shares that must be returned to the Company if the note is fully repaid and satisfied on or prior to the maturity date. The note is convertible upon an event of default after the issuance date at the noteholder’s option into shares of our common stock at a fixed conversion price equal to $1.00, subject to standard anti-dilutive rights. Portion of the proceeds were used to retire an existing convertible note with Labrys for total amount of approximately $135,000.

Cash Call

On February10 2021, the Company accepted a settlement offer from Cash Call to settle its obligation in exchange for total consideration of nine (9) installments of approximately $3,940 each.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land – Valle Divino

This is one land project consisting of 20 acres to be acquired and developed into Valle Divino resort in Ensenada, which is subject to approval by the Mexican government in Baja, California. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of March 31, 2021, the Company entered into one (1) contract for deed agreements to sell two (2) lots of land.

Land purchase- Costa Bajamar

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of March 31, 2021, the agreement has not closed.

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

Due to the nature of the Agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the initial payment of $63,000 was classified as a deposit. The Company received additional principal payments in the aggregate amount of $149,980 in the three months ending March 31, 2021. Upon an event of default in which case the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the three months ended March 31, 2021 and 2020, the Company recognized $9,219 and $10,540 in lease income, respectively. Lease income is presented as revenue, net in the consolidated statements of operations.

During the three months ended March 31, 2021, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 2 lots of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $50,000, paid upon execution. The total cash proceeds of $50,000 was allocated to the two (2) promised plots of land. No shares of common stock were included in the contract for deed.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s equity at March 31, 2021 consisted of 75,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share. As of March 31, 2021, and December 31, 2020, there were 23,563,381 and 23,230,654 shares of common stock issued and outstanding, respectively. As of March 31, 2021, and December 31, 2020, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

On August 26, 2020, the Company’s shareholders of record approved the increase of the Company’s authorized common stock, par value $0.001, from 75,000,000 shares to 100,000,000 shares and the holders of a majority of the Company’s outstanding voting securities approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Plan. As of March 31, 2021, ILA has issued 1,700,000 options under the 2020 Plan. The Company has not yet amended its articles of incorporation as of March 31, 2021.

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of March 31, 2021, ILA has granted 1,200,000 options under the 2019 Plan.

Common Stock Issued for Services

On March 3, 2021, the Company committed to issue 200,000 shares per a consulting agreement valued at $280,000. As of March 31, 2021, the shares had not been issued and were recorded as stock payable.

Common Stock Issued for Cash

On February 22, 2021, the Company received cash of $45,000 for 100,000 shares of common stock. As of March 31, 2021, the shares had not been issued and were recorded as stock payable.

Common Stock sold with a Promise to Deliver Title to Plot of Land and Warrants

On December 8, 2020, the Company received cash proceeds of $20,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $20,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $11,890; and plot of land was valued at $8,110. The shares were issued on March 1, 2021.

On December 31, 2020, the Company received cash proceeds of $30,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $30,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $20,622; and plot of land was valued at $9,378. The shares were issued on March 1, 2021.

Common Stock Issued for debt settlement.

On December 31, 2020, the Company executed amendments to promissory notes with six (6) existing investors to extend the maturity date for the issuance of an aggregate of 23,000 shares of common stock with a fair value of approximately $10,000. These shares were issued on January 1, 2021.

On January 1, 2021, the Company issued an aggregate of 95,000 shares of common stock in conjunction with previously executed promissory notes. These shares were previously recorded as stock payable for aggregate fair value of approximately $75,600.

On January 1, 2021, the Company issued an aggregate of 23,000 shares of common stock in conjunction with executed amendments to previously executed promissory notes. These shares were issued with an estimated fair value of $8,970.

On February 25, 2021, the Company issued 85,000 shares of common stock as commitment shares in accordance with the terms of one of its senior secured self-amortization convertible note with aggregate fair value of $130,900.

All shares of common stock issued during the three months ended March 31, 2021, were unregistered.

Preferred Stock

On November 6, 2019, the Company authorized and issued 1,000 shares of Series B Preferred Stock (“Series B”) and 350,000 shares of common stock to Cleanspark Inc. in a private equity offering for $500,000. Management determined that the Series B should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity upon issuance, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of March 31, 2021, Management recorded the value attributable to the Series B of $293,500 as temporary equity on the consolidated balance sheet since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature, since the instrument reached maturity during the year ended December 31, 2020. The Company recognized such BCF as a discount on the convertible preferred stock. The amortization of the discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend that reduced net income in arriving at income available to common stockholders.

Warrants

A summary of the Company’s warrant activity during the three months ended March 31, 2021 is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Warrants	Average Exercise Price	Term (Year)
Outstanding at December 31, 2020	460,000	$0.38	0.70
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at March 31, 2021	460,000	$0.38	0.45

Exercisable at March 31, 2021	460,000

The aggregate intrinsic value as of March 31, 2021 and December 31, 2020 was approximately $458,000 and $4,600, respectively.

Options

A summary of the Company’s option activity during the three months ended March 31, 2021 is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Options	Average Exercise Price	Term (Year)
Outstanding at December 31, 2020	2,900,000	$0.43	3.35
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at March 31, 2021	2,900,000	$0.43	3.10

Exercisable at March 31, 2021	931,250

Options outstanding as of March 31, 2021 and December 31, 2020 had aggregate intrinsic value of $2,729,400 and $158,000, respectively. As of March 31, 2021, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 0.87 years for outstanding grants was approximately $0.4 million.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

On May 10, 2021, the Company executed a membership interest purchase agreement with Rancho Costa Verde Development, LLC (“RCV”), a developer of a 1,100 acre, 1,200-lot master planned community in Baja California. The Company purchased a total of 25,000 membership interest, representing 25% interest in RCV for a total purchase price of $4,000,000, comprised of 3,000,000 shares of the Company at $1.30 per share and $100,000 in cash.

Concurrently, the Company appointed Frank Ingrande, as President of the Company. Mr Ingrande joins the Company from RCV.

Subsequent to March 31, 2021, the Company received $20,000 of cash from the issuance of 40,000 shares of common stock.

Subsequent to March 31, 2021, the Company received $25,000 of cash from the exercise of 60,000 warrants.

Subsequent to March 31, 2021, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot1 of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $35,000, and 70,000 shares of common stock.

Subsequent to March 31, 2021, the Company issued 100,000 shares of common stock, which were paid but not issued as of March 31, 2021.

Subsequent to March 31, 2021, the Company issued 245,946 shares of common stock, in relation to executed agreements.

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

Overview

As of March 31, 2021, we had:

●

The Company executed residential lot sales agreements for its Valle Divino project and accepted reservations for home sales for its Plaza Bajamar project. To avoid paying multiple title transfer fees and the extended time for each recording, the seller for both parcels, Valdeland, S.A. de C.V. is in the process of creating a master bank trust. This will provide the Company through its Mexico subsidiary, International Land Alliance, S.A. de C.V., the rights, and interest to each property, including buildings and improvements. As demonstrated from the Company’s Oasis Park Resort, this will also potentially allow the Company to record revenue from Valle Divino and Plaza Bajamar projects, as sales are made, and individual trusts are established for each buyer, pending further review of Mexican trust law. The Company expects to have this trust established by the end of our second fiscal quarter.

●	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential lot sales and development.

●	Continued the development of our interactive website for visitors to view condominium and villa options and allow customization.

●	Title of the Oasis Park Resort in San Felipe was assumed during 2019. As progress continues on the development of the Oasis Park Resort, we are expecting the transfer of title on the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Costa Bajamar in Ensenada, Baja California during the Company second fiscal quarter of 2021, as it continues to follow the necessary steps to complete this legal process.

●	Continued our efforts to secure the proper financing and capital by exploring various options that will help achieve our goals of advanced development and additional investment opportunities.

●	Completed the refinancing of our existing first and second mortgage loans on the 80 acres of land and existing structure of our Emerald Grove property for aggregate principal amount of $1,787,000, and net funding of approximately $387,000

Results of Operations for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

Revenues

Our total revenue reported for the three months ended March 31, 2021 was $0, compared with $15,083 for the three months ended March 31, 2020. The change, which is not deemed to be material is a result of rental income activities that the Company had not engaged in during the three months ended March 31, 2021.

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2021 was $0 in the three months ended March 31, 2021, and 2020.

Operating Expenses

Operating expenses increased to $787,747 for the three months ended March 31,2021 from to $764,714 for the three months ended March 31, 2020. The detail by major category is reflected in the table below.

	Three Months Ended March 31,
	2021	2020
Sales and marketing	$16,900	$358,559
General and administrative	770,847	406,115

Total Operating Expenses	$787,747	$764,674

Sales and marketing costs decreased by $341,659 for the three months ended March 31, 2021, primarily due to the fair value of options, which were granted for services in the three months ended March 31, 2020. In addition, as the Company obtained title to the Oasis Park property in the second quarter of 2019 and has begun to sell plots for the Valle Divino and Costa Bajamar projects commencing in our third fiscal quarter of 2019, the Company spent significant amounts on website development, marketing, and other efforts to generate interest in these projects to potential buyers. Such spending has not happened during the three months ended March 31, 2021.

General and administrative costs increased by $364,732 for the three months ended March 31, 2021, primarily due to an increase in share-based compensation for consulting services and investor relations fees.

Net Loss

We finished the three months ended March 31, 2021 with a net loss of $990,483, as compared to a net loss of $846,133 for the three months ended March 31, 2020. Such increase in the Company’s net loss is primarily the result of increased general and administrative costs, specifically stock-based payments from consulting services and investor relations fees, offset by a lower decrease in sales and marketing.

The factors that will most significantly affect future operating results will be:

●	The acquisition of land with lots for sale;
●	The sale price of future lots, compared to the sale price of lots in other resorts in Mexico;
●	The cost to construct a home on the lots to be transferred, and the quality of construction;
●	The quality of our amenities;
●	The global economy and the demand for vacation homes; and
●	The on-going effects of COVID-19 on the US and global economy and specifically in our target market.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Cash was $120,574 and $13,171 as of March 31, 2021 and December 31, 2020, respectively. As shown in the accompanying financial statements, we recorded a loss of $990,483 for the three months ended March 31, 2021. Our working capital deficit as of March 31, 2021 was $1,950,700 and net cash flows used in operating activities for the three months ended March 31, 2021 were $162,857. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

We anticipate generating continued revenues over the next twelve months, as we continue to market the sale of lots held for sale at our Oasis Park Resort and we obtain title of our other projects. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2021 was $162,857 which resulted primarily due to the loss of $990,483 offset by non-cash share-based compensation of $356,350, and an increase in accounts payable of $104,826.

Investing Activities

Net cash flows used in investing activities was $135,647 for the three months ended March 31, 2021. The funds were used for the acquisition and development of the Emerald Grove and Costa Bajamar properties.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2021 was $405,907 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $577,486, net funding from refinancing of approximately $387,000, sale of common stocks of $45,000, and offset by repayment on a promissory note of $585,315.

As a result of these activities, we experienced an increase in cash and cash equivalents of $107,404 for the three months ended March 31, 2021.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 2, 2021.

Contingencies

For a discussion of contingencies, see Note 7, Commitments and Contingencies, to the Notes to the Consolidated Financial Statements in “Part I, Item 1. Consolidated Financial Statements (Unaudited)” of the Quarterly Report.

Off-balance Sheet Arrangements

During the period ended March 31, 2021, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

For a listing of our new and recently adopted accounting standards, See Note 2, Summary of Significant Accounting Policies, to the note to the consolidated financial statements in “Part I, Item 1. Consolidated Financial Statements (Unaudited)” of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of March 31, 2021, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of March 31, 2021, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2021 our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

On March 3, 2021, the Company committed to issue 200,000 shares per a consulting agreement valued at $280,000. As of March 31, 2021, the shares had not been issued and were recorded as stock payable.

Common Stock Issued for Cash

On February 22, 2021, the Company received cash of $45,000 for 100,000 shares of common stock. As of March 31, 2021, the shares had not been issued and were recorded as stock payable.

Common Stock sold with a Promise to Deliver Title to Plot of Land and Warrants

On December 8, 2020, the Company received cash proceeds of $20,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $20,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $11,890; and plot of land was valued at $8,110. The shares were issued on March 1, 2021.

On December 31, 2020, the Company received cash proceeds of $30,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $30,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $20,622; and plot of land was valued at $9,378. The shares were issued on March 1, 2021.

Common Stock Issued for debt settlement.

On December 31, 2020, the Company executed amendments to promissory notes with six (6) existing investors to extend the maturity date for the issuance of an aggregate of 23,000 shares of common stock with a fair value of approximately $10,000. These shares were issued on January 1, 2021.

On January 1, 2021, the Company issued an aggregate of 95,000 shares of common stock in conjunction with executed promissory notes. These shares were previously recorded as stock payable for aggregate fair value of approximately $75,600.

On February 25, 2021, the Company issued 85,000 shares of common stock as commitment shares in accordance with the terms of one of its senior secured self-amortization convertible note with aggregate fair value of $130,900.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 20, 2021	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
President, Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

