Form 10-Q
period 2021-06-30
International Land Alliance Inc.
filed 2021-08-23
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

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

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 17, 2021, the registrant had 31,329,327 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$16,841	$13,171
Prepaid and other current assets	207,839	225,199
Total current assets	224,680	238,370

Land	271,225	271,225
Land Held for Sale	647,399	647,399
Buildings, net	934,752	860,594
Furniture and equipment, net	2,682	-
Construction in Process	508,647	353,000
Equity-method investment	2,686,942	-
Other non-current assets	34,732	34,693
Total assets	$5,311,059	$2,405,281

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$978,257	$869,864
Contract liability	112,163	111,684
Deposits	212,980	95,000
Promissory notes, net of debt discounts	411,492	1,875,164
Promissory notes, net of debt discounts– Related Parties	949,257	361,989
Total current liabilities	2,664,149	3,313,701

Promissory notes, net of current portion	1,711,687	-

Total liabilities	4,375,836	3,313,701

Commitments and Contingencies (Note 8)

Preferred Stock Series B (Temporary Equity)	293,500	293,500

Stockholders’ equity (deficit)
Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of June 30, 2021, and December 31, 2020.	28	28
1,000 Series B shares issued and outstanding as of June 30, 2021, and December 31, 2020.	1	1
Common stock; $0.001 par value; 75,000,000 shares authorized; 28,329,327 and 23,230,654 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	28,330	23,231
Additional paid-in capital	13,302,329	8,705,620
Stock (receivable) payable	(81,896)	(289,044)
Accumulated deficit	(12,607,069)	(9,641,756)
Total stockholders’ equity (deficit)	641,723	(1,201,920)

Total liabilities and stockholders’ equity (deficit)	$5,311,059	$2,405,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues, net	$8,340	$10,749	$17,559	$25,832

Cost of revenues	-	-	-	-

Gross profit	8,340	10,749	17,559	25,832

Operating expenses
Sales and marketing	1,198,300	58,223	1,215,200	416,822
General and administrative expenses	649,398	318,430	1,420,245	724,545
Total operating expenses	1,847,698	376,653	2,635,445	1,141,367

Loss from operations	(3,015,358)	(365,904)	(2,617,886)	(1,115,535)

Other income (expense)
Other income (expense)	2,499	-	(8,377)	-
Income from equity-method investment	6,942	-	6,942	-
Interest expense	(144,913)	(97,623)	(345,992)	(194,125)
Total other expense	(135,472)	(97,623)	(347,427)	(194,125)

Net loss	$(1,974,830)	$(463,527)	$(2,965,313)	$(1,309,660)

Loss per common share - basic and diluted	$(0.08)	$(0.02)	$(0.12)	$(0.06)

Weighted average common shares outstanding - basic and diluted	25,975,729	21,287,181	24,743,583	21,005,351

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended June 30, 2021, and 2020.

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Deficit
Balance, December 31, 2019	28,000	$28	1,000	$1	20,614,289	$20,615	$6,702,750	$127,858	$(6,974,958)	$(123,706)
Stock options granted for services	-	-	-	-	-	-	173,951	-	-	173,951
Common stock issued for warrant exercise	-	-	-	-	120,000	120	59,880	18,808	-	78,808
Common stock issued for services	-	-	-	-	50,000	50	236,698	-	-	236,748
Common stock to be issued and plots promised for cash	-	-	-	-	-	-	-	120,668	-	120,668
Net loss	-	-	-	-	-	-	-	-	(846,133)	(846,133)
Balance, March 31, 2020	28,000	$28	1,000	$1	20,784,289	$20,785	$7,173,279	$267,334	$(7,821,091)	$(359,664)
Stock issued in connection with debts	-	-	-	-	171,923	171	126,889	(97,858)	-	29,202
Common stock and warrants sold for cash	-	-	-	-	214,282	215	86,093	(3,808)	-	82,500
Common stock, warrants and plots promised for cash, net	-	-	-	-	500,160	500	152,516	(120,668)	-	32,348
Net loss	-	-	-	-	-	-	-	-	(463,527)	(463,527)
Balance, June 30, 2020	28,000	$28	1,000	$1	21,670,654	$21,671	$7,538,777	$45,000	$(8,284,618)	$(679,141)

Balance, December 31, 2020	28,000	$28	1,000	$1	23,230,654	$23,231	$8,705,620	$(289,044)	$(9,641,756)	$(1,201,920)
Common stock issued with debt settlement	-	-	-	-	118,000	118	84,480	(75,628)	-	8,970
Commitment shares issued	-	-	-	-	85,000	85	130,815	-	-	130,900
Common stock issued against accrued interest due to related party	-	-	-	-	29,727	30	10,969	-	-	10,999
Common stock to be issued for cash	-	-	-	-	-	-	-	45,000	-	45,000
Common stock issued from plot sale	-	-	-	-	100,000	100	32,412	(32,512)	-	-
Common stock granted for services	-	-	-	-	-	-	(315,288)	315,288	-	-
Stock-based compensation	-	-	-	-	-	-	67,380	280,000	-	347,380
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Net loss	-	-	-	-	-	-	-	-	(990,483)	(990,483)
Balance, March 31, 2021	28,000	$28	1,000	$1	23,563,381	$23,564	$8,701,388	$243,104	$(10,632,239)	$(1,664,154)
Common stock issued with plot purchase	-	-	-	-	70,000	70	29,451	-	-	29,521
Common stock issued for warrant and option exercise	-	-	-	-	1,160,000	1,160	98,840	-	-	100,000
Common stock issued with equity-method investment	-	-	-	-	3,000,000	3,000	2,577,000	-	-	2,580,000
Common stock issued for cash	-	-	-	-	140,000	140	64,860	(45,000)	-	20,000
Common stock issued pursuant to consulting agreements	-	-	-	-	395,946	396	538,712	(280,000)	-	259,108
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Stock-based compensation	-	-	-	-	-	-	1,307,078	-	-	1,307,078
Net loss	-	-	-	-	-	-	-	-	(1,974,830)	(1,974,830)
Balance, June 30, 2021	28,000	$28	1,000	$1	28,329,327	$28,330	$13,302,329	$(81,896)	$(12,607,069)	$641,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2021	June 30, 2020

Cash Flows from Operating Activities
Net loss	$(2,965,313)	$(1,309,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,922,536	410,699
Loss on debt extinguishment	10,876	-
Depreciation and amortization	23,387	22,812
Income from equity-method investment	(6,942)	-
Amortization of debt discount	136,975	84,899
Expenses paid by related party	25,462	-
Changes in assets and liabilities
Prepaid and other current assets	124,580	(129,997)
Accounts payable and accrued liabilities	215,444	411,459
Other non-current assets	(39)	(21,079)
Contract liability	30,000	22,064
Deposits	117,980	12,420
Net cash used in operating activities	(365,054)	(496,383)

Cash Flows from Investing Activities
Equity-method investee acquisition	(100,000)	-
Building and Construction in Progress payments	(171,259)	-
Net cash used in investing activities	(271,259)	-

Cash Flows from Financing Activities
Common stock, warrants and options sold for cash	65,000	161,308
Common stock, warrants and plots promised for cash, net	100,000	153,016
Cash payments on promissory notes- related party	(152,543)	(60,000)
Cash payments on promissory notes	(593,196)	(5,832)
Cash proceeds from convertible notes	288,874	246,241
Cash proceeds from promissory notes- related party	563,112	-
Cash proceeds from refinancing	368,736	-
Net cash provided by financing activities	639,983	494,733

Net increase (decrease) in Cash	3,670	(1,650)

Cash, beginning of period	13,171	172,526

Cash, end of period	$16,841	$170,876

Supplemental disclosure of cash flow information
Cash paid for interest	$75,513	$54,596
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Dividend on Series B	$30,000	$-
Original issue discount on note payable	$-	$28,500
Debt discount issue don note payable	$-	$29,202
Shares issued with debt modification	$8,970	$-
Cancellation of previously issued common stock	$315,288	$-
Interest on notes paid by related party	$11,067	$-
Construction in progress paid by related party	$84,614	$-
Common stock issued as consideration for equity-method investee	$2,580,000	$-
Commitment shares issued with convertible note	$130,900	$-
Common stock issued in settlement of related party accrued interest on note	$10,999	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

June 30, 2021

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

On March 18, 2019, the Company acquired real property located in Hemet, California, which included approximately 80 acres of land and two structures for $1.1 million. The property includes the main parcel of land with existing structures along with three additional parcels of land which are vacant plots to be used for the purpose of development. The Company is generating Airbnb sales and lease income from this property.

In October 2019, the Company entered into an agreement with Valdeland, S.A. de C.V.(“Valdeland”), a Mexican corporation controlled by our CEO, Robert Valdes, to acquire 1 acre of land at the Bajamar Ocean Front Golf Resort in Ensenada, Baja California, known as the Costa Bajamar. The transfer of title to for this project is subject to approval from the Mexican government in Baja California. Although management believes that the transfer of title to the land will be approved and transferred by the end of our fourth fiscal quarter of 2021, there is no assurance that such transfer of title will be approved in that time frame or at all.

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

On March 29, 2021, the Company executed a Letter of Intent (the “LOI”) to acquire two parcels of land in Rosarito Beach, Baja California, Mexico, with total surface area of roughly 32 acres valued at approximately $6 million. The all-stock transaction includes plans and permits for an existing 450-homesite project situated near the Pacific Ocean, with existing sales averaging $50,000 per residential plot. The LOI includes the accounts receivable for plots sold and the remaining unsold plots. The closing is subject to standard conditions including, completion of due diligence by both parties and the negotiation and execution of mutually acceptable definitive documents. The Agreement merely represents the present understanding with respect to the intended acquisition transaction and is not binding upon the parties.

The unaudited financial statements herein have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The accompanying interim unaudited financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited financial statements for the latest year ended December 31, 2020. Accordingly, note disclosures which would substantially duplicate the disclosures contained in the December 31, 2020, audited financial statements have been omitted from these interim unaudited financial statements.

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the audited financial statements and notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2021.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of June 30, 2021, the Company’s current liabilities exceeded its current assets by $2.4 million. The Company has recorded a net loss of approximately $2.9 million for the six months ended June 30, 2021, and has an accumulated deficit of $12.6 million as of June 30, 2021. Net cash used in operating activities for the six months ended June 30, 2021, was approximately $0.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. Subsequent to June 30, 2021, the Company entered into securities purchase agreements with institutional and accredited investors for the issuance of an aggregate of 3,000,000 shares of common stock with an equivalent number of warrants for net proceeds of $1.9 million (See note 10).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”), Emerald Grove Estates LLC (“Emerald Estates”), incorporated in the State of California; the Company has a 100% equity interest in ILA Mexico and in Emerald Estates. ILA Fund includes cash as its only assets with minimal expenses as of June 30, 2021. The sole purpose of ILA Fund is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of June 30, 2021. The Company granted deed of the property in Sycamore Road, Hemet, California to Emerald Estates. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.
■	Useful life of building.
■	Assumptions used in valuing equity instruments.
■	Deferred income taxes and related valuation allowances.
■	Going concern.
■	Assessment of long-term asset for impairment.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief Operating Decision Maker (“CODM”) regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021, and December 31, 2020, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of any balance sheet dates presented or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cashaccounts payable, accrued liabilities, related party and third-party notes payables approximate fair value due to their relatively short maturities. Equity-method investment is recorded at cost, which approximates its fair value since the consideration transferred includes cash and a non-monetary transaction, in the form of the Company’s common stock, which was valued based on a combination of a market and asset approach.

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

The Company determines revenue recognition through the following steps:

●	identification of the agreement, or agreements, with a buyer and/or investor;
●	identification of the performance obligations in the agreement for the sale of plots including delivering title to the property being acquired from ILA;
●	determination of the transaction price;
●	allocation of the transaction price to the plots purchased when issued with equity or warrants to purchase equity in the Company; and
●	recognition of revenue when, or as, we satisfy a performance obligation such as delivering title to plots purchased.

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of plot sales or the execution of terms and conditions contracts with third parties and investors. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration was historically paid prior to transfer of title as stated above and in future land sales, the Company plans to transfer title to buyers at the time consideration has been transferred if the acquisition of the property has been completed by the Company. The Company applies judgment in determining the customer’s ability and intention to pay; however, collection risk is mitigated through collecting payment in advance or through escrow arrangements. A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer, which for us is transfer of title to our buyers. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. We have concluded the sale of property and delivering title is accounted for as a single performance obligation.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will expect to receive in exchange for transferring title to the customer.

The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over property to a customer when land title is legally transferred by the Company. The Company’s principal activities in the real estate development industry which it generates its revenues is the sale of developed and undeveloped land.

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $39,200 and $416,822 for the six months ended June 30, 2021, and 2020, respectively.

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

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020

Options	2,900,000	12,385
Warrants	200,000	360,000
Total potentially dilutive shares	3,100,000	372,385

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2021.

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2021, the Company believes the carrying value of its equity method investments were recoverable in all material respects.

Recent Accounting Pronouncements

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time, as the Company is no longer considered to be an EGC, which is expected to be on December 31, 2021.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. The Company adopted the new standard update on January 1, 2021, which did not have a material impact.

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

The new standard will also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For public companies, the new standard is effective for interim and annual reporting periods beginning after December 15, 2018. The accounting standard is effective for non-public entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2021. The Company does not anticipate the new standard will have an impact since the Company does not currently has leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. ASU 2016-13 is intended to replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates to improve the quality of information available to financial statement users about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments (“ASU 2019-04”). This amendment clarifies the guidance in ASU 2016-13. The guidance in ASU 2016-13 was further clarified by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments (“ASU 2019-11”) issued in November 2019. ASU 2019-11 provides transition relief such as permitting entities an accounting policy election regarding existing TDRs, among other things. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). The purpose of this amendment is to provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, on an instrument-by-instrument basis. Election of this option is intended to increase comparability of financial statement information and reduce costs for certain entities to comply with ASU 2016-13. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement (“RPA” or “the Agreement”) to acquire real property located in Hemet, California, which included approximately 80 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant plots to be used for the purpose of development “vacant plots”. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The total of the consideration plus acquisition costs assets of $1,122,050 was allocated to land and building in the following amounts: $271,225 – Land; $850,826 – Building. The land is an indefinite long-lived asset that was assessed for impairment as a grouped asset with the building on a periodic basis.

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as plots are sold. As of June 30, 2021, the Company reported a balance for assets held for sale of $647,399.

The Company transferred title to individual plots of land to the investors since the Company received this approval of change in transfer of title to ILA. The Company has not recognized any revenue for the three and six months ended June 30, 2021, since the Company did not sell any plots.

NOTE 4 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land and buildings, net as of June 30, 2021, and December 31, 2020:

	Useful life	June 30, 2021	December 31, 2020
Land – Emerald Grove		$271,225	$271,225

Land held for sale – Oasis Park		$647,399	$647,399

Construction in Process		$508,647	$353,000

Furniture & equipment	5 years	$2,682	$-

Building – Emerald Grove	20 years	1,040,720	943,175
Less: Accumulated depreciation		(105,968)	(82,581)

Building, net		$934,752	$860,594

Depreciation expense was $23,387 and $22,812 for the six months ended June 30, 2021, and 2020, respectively.

Additionally, in November and December 2019, $250,000 was paid to our CEO, Roberto Valdes, $150,000 for constructing two model Villas at our planned Costa Bajamar development. The Company has not yet taken title to this property, which is currently owned by Valdeland, S.A. de C.V., an entity controlled by Roberto Valdes. The Company intends to purchase the land from this entity and has paid $100,000 to Roberto Valdes as a down payment for this purchase. The $150,000 is the total construction cost budget that is intended to pay the construction contractor. During the year ended December 31, 2020, the Company issued the 250,000 shares of the Company’s common stock for total amount of $150,000 reported under prepaid and other current assets in the condensed consolidated balance sheets. The Company funded the construction by an additional $155,647 during the six months ended June 30, 2021. The construction contractor is also an entity controlled by Roberto Valdes. Construction commenced during the year ended December 31, 2020 but has not yet been completed. The balance of construction in process for Costa Bajamar totaled $508,647 and $353,000 as of June 30, 2021, and December 31, 2020, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid to its Chief Executive Officer salary for services directly related to continued operations of $0 and $5,000 for the six months ended June 30, 2021, and 2020, respectively. The Company has accrued $67,616 of compensation costs in relation to the employment agreement for the six months ended June 30, 2021, and 2020. The balance owed is $197,848 and $62,616 as of June 30, 2021, and 2020, respectively.

The Company paid to the Company’s Chief Financial Officer salary for services directly related to continued operations in the amount of $1,600 and $4,115 for the six months ended June 30, 2021, and 2020, respectively. The Company has accrued $67,616 of compensation costs in relation to the employment agreement for the six months ended June 30, 2021, and 2020. The balance owed is $136,277 and $63,501 as of June 30, 2021, and 2020, respectively

The Company paid to a relative to the Company’s Chief Financial Officer (formerly the Company’s Secretary) salary for services directly related to continued operations in the amount of $7,000 and $7,500 for the six months ended June 30, 2021, and 2020, respectively. The Company has accrued $46,076 of compensation cost in relation to the employment agreement in the six months ended June 30, 2021, and 2020. The balance owed is $114,428 and $38,576 as of June 30, 2021, and 2020.

In May 2021, the Company executed an employment agreement with the Company’s new President. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation. The Company has accrued $18,808 as salary for services. The balance owed is $18,808 as of June 30, 2021. The Company also granted 50,000 shares of its common stock for total fair value of $66,000 as incentive bonus.

On October 25, 2019, the Company issued a promissory note to RAS, LLC (“RAS”), a company controlled by Lisa Landau, a former officer and related party to an officer of the Company, for $440,803. The proceeds of the note were largely used to repay shareholder loans and other liabilities. The loan bears interest at 10%. The loan matures on June 25, 2020, and is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). Additionally, as in incentive to the note holder, the Company is required to issue to the holder 132,461 shares of common stock valued at $97,858, which was recorded as a debt discount as of December 31, 2019. As of June 30, 2021, the discount has been fully amortized, and the note is shown less amortized discount of $0. The shares were issued on May 1, 2020. Interest expense for the six months ended June 30, 2021, was $32,328. The Company issued 29,727 shares of common stock with fair value of $10,999 as payment for accrued interest in the six months ending June 30, 2021.

Six Twenty Capital Management LLC (Related Party)

On March 31, 2021, the Company issued a promissory note to Six Twenty Capital Management LLC, a company controlled by Jason Sunstein, Chief Financial Officer of the Company, for $288,611. The proceeds of the note were largely used to fund current operations and for general purposes. The loan bears interest at 8% and matures on March 31, 2022. The Company received additional funding of approximately $274,000 and repaid approximately $153,000 during the six months ended June 30, 2021. Six Twenty Capital Management LLC paid, on behalf of the Company, approximately $62,000 relating to the first agreed-upon installment from another convertible note. The Company recognized approximately $12,000 of interest expense in the three and six months ended June 30, 2021.

Promissory notes to related party consisted of the following at June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
RAS Real Estate LLC, 18% interest, due December 2020 (past maturity)	$366,390	$361,989
Lisa Landau, no maturity date, no coupon	110,077	-
Six Twenty Management, 8% interest, due March 2022	472,790	-
Total Notes Payable	$949,257	$361,989
Less discounts	-	-

Total Related Parties Notes Payable	949,257	361,989

Less current portion	(949,257)	(361,989)

Total Related Parties Notes Payable - long term	$-	$-

NOTE 6 – NOTES PAYABLE

Promissory notes consisted of the following at June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Note payable, due August 2020 (past maturity)	$24,785	$36,660
Note payable, 18% interest, due March 2020 (past maturity)	1,500	1,500
Note payable, secured, 10% interest, due October 2021	-	975,000
Note payable, 15% interest, due December 2020	-	50,000
Note payable, 15% interest, due December 2020	-	50,000
Note payable, 15% interest, due December 2020	-	100,000
Note payable, 15% interest, due December 2020	-	100,000
Note payable, 15% interest, due December 2020	-	20,000
Note payable, 15% interest, due December 2020	-	25,000
Note payable, 13% interest, due December 2021	-	128,884
Note Payable, 12% interest, due June 2021	-	166,733
Note Payable, 15% interest, due March 2021 (past maturity)	76,477	126,477
Note Payable, 12% interest, due February 2021	-	10,000
Note payable, 0% interest, due December 2020	-	142,100
Convertible Note Payable, 12% interest, due February 2022	444,445	-
Note payable, 12% interest, due February 2023	1,787,000	-
Total Notes Payable	$2,334,207	$1,932,300
Less discounts	(211,028)	(57,136)

Total Notes Payable	2,123,179	1,875,164

Less current portion	(411,492)	(1,875,164)

Total Notes Payable - long term	$1,711,687	$-

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2021, and 2020 was $136,975 and $194,125, respectively.

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. Upon execution, the Company paid $53,610 of loan origination fees, presented as debt discount in the consolidated balance sheets, and prepaid six (6) months of interest only installments totaling $107,220, presented as Prepaid and other current assets in the consolidated balance sheets. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees.

Convertible Notes

Labrys Fund LP

On February 25, 2021, the Company entered into a convertible promissory note pursuant to which it borrowed $500,000, net of an issuance costs of $25,500 and original issuance discount of $50,000. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on February 25, 2022. Additionally, as in incentive to the note holder, the note includes the issuance of 85,000 commitment shares of common stock with fair value of approximately $131,000 and additional 250,000 shares that must be returned to the Company if the note is fully repaid and satisfied on or prior to the maturity date. The note is convertible upon an event of default after the issuance date at the noteholder’s option into shares of our common stock at a fixed conversion price equal to $1.00, subject to standard anti-dilutive rights. Portion of the proceeds were used to retire an existing convertible note with Labrys for total amount of approximately $135,000. During the six-month ended June 30, 2021, Six Twenty Management (related party) paid, on behalf of the Company, the first installment due in June 2021 of $62,222, of which $55,555 was applied against the principal and $6,667 against accrued interest.

Cash Call

On February 10, 2021, the Company accepted a settlement offer from Cash Call to settle its obligation in exchange for total consideration of nine (9) installments of approximately $3,940 each. During the six-months ended June 30, 2021, the Company paid $11,821 in cash.

NOTE 7 – EQUITY METHOD INVESTMENT

In May 2021, the Company acquired a 25% investment in Rancho Costa Verde Development, LLC (“RCV”) in exchange for 3,000,000 shares of the Company’s common stock at a determined fair value of $0.86 per share and $100,000 in cash for total consideration of $2,680,000. The fair value of the non-monetary exchange was determined based on a valuation report obtained from an independent third-party valuation firm. The fair value of the Company’s common stock was determined based on weighted combination of market approach and asset approach. The market approach estimates fair value based on a weighted average between the listed price of the Company’s common share and the Company’s recent private transaction adjusted for a lack of marketability discount.

The investment has been accounted for under the equity method. It was determined that the Company does not have the power to direct the activities that most significantly impact RCV’s economic performance, and therefore, the Company is not the primary beneficiary of RCV and RCV has not been consolidated under the variable interest model.

The investment was recorded at cost, which was determined to be $2,680,000. A total of 3,000,000 shares of common stock were issued as of June 30, 2021.

The following represents summarized financial information of RCV for the six months ended June 30, 2021:

Revenue	$1,011,574
Gross margin	$711,376
Loss from continuing operations	$(30,854)
Net loss	$(30,854)

Based on its 25% equity investment, the Company has recorded an income from equity investment of $6,942 (for the prorated time since the Company purchased 25% membership interest) for the three and six months ended June 30, 2021, which has increased the carrying value of the investment as of June 30, 2021, to $2,686,942.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land – Valle Divino

This is one land project consisting of 20 acres to be acquired and developed into Valle Divino resort in Ensenada, which is subject to approval by the Mexican government in Baja, California. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. During the six months ended June 30, 2021, the Company entered into two (2) contract for deed agreements to sell two (2) plot of land. The Company cancelled one contract for deed agreement to sell one (1) plot of land and used the proceeds for the payment of the exercise price relating to the grant of 1,000,000 stock options at strike price of $0.05, which were immediately exercised into an equivalent number of shares of common stock.

Land purchase- Costa Bajamar

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of June 30, 2021, the agreement has not closed. The Company also received $5,000 deposit for one (i) unit reservation in the “Plaza at Bajamar”.

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

Due to the nature of the Agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the initial payment of $63,000 was classified as a deposit. The Company received additional principal payments in the aggregate amount of $149,980 in the six months ended June 30, 2021. Upon an event of default in which case the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the three months ended June 30, 2021, and 2020, the Company recognized $8,340 and $10,749 in lease income, respectively. During the six months ended June 30, 2021, and 2020, the Company recognized $17,559 and $25,832 in lease income, respectively. Lease income is presented as revenuein the consolidated statements of operations.

During the six months ended June 30, 2021, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 plot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $35,000, paid upon execution. The total cash proceeds of $35,000, of which $5,479 was allocated to the one promised plot of land. 70,000 shares of common stock were included in the contract for deed.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s equity at June 30, 2021 consisted of 75,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share. As of June 30, 2021, and December 31, 2020, there were 28,329,327 and 23,230,654 shares of common stock issued and outstanding, respectively. As of June 30, 2021, and December 31, 2020, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

On August 26, 2020, the Company’s shareholders of record approved the increase of the Company’s authorized common stock, par value $0.001, from 75,000,000 shares to 100,000,000 shares and the holders of a majority of the Company’s outstanding voting securities approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Plan. As of June 30, 2021, ILA has issued 2,700,000 options under the 2020 Plan and 1,000,000 options were exercised. The Company has not yet amended its articles of incorporation as of June 30, 2021.

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of June 30, 2021, ILA has granted 1,200,000 options under the 2019 Plan.

Common Stock Issued for Services

On March 3, 2021, the Company committed to issue 200,000 shares per a consulting agreement valued at $280,000. These shares were issued on May 19, 2021.

During the three months ended June 30, 2021, the Company issued 50,000 shares to the Company’s President in accordance with an executed employment agreement valued at $66,000.

During the three months ended June 30, 2021, the Company issued an aggregate of 100,000 shares to two consultants in accordance with executed consulting and real estate sales agreements valued at $132,000.

During the three months ended June 30, 2021, the Company issued 45,946 shares per advisory agreement with registered broker-dealer valued at $61,108.

Common Stock Issued for Cash

On February 22, 2021, the Company received cash of $45,000 for 100,000 shares of common stock. These shares were issued on April 1, 2021.

On May 7, 2021, the Company received cash of $20,000 for 40,000 shares of common stock.

Common Stock Issued from warrants and options exercise.

During the three months ended June 30, 2021, the Company issued 160,000 shares of common stock for total consideration of $50,000 from warrants exercise.

During the three months ended June 30, 2021, the Company issued 1,000,000 shares of common stock from option exercise for total consideration of $50,000.

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

On April 22, 2021, the Company received cash proceeds of $35,000 for 70,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $35,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $29,521; and plot of land was valued at $5,479.

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

All shares of common stock issued during the three and six months ended June 30, 2021, were unregistered.

Common Stock Issued for equity-method investment.

On May 14, 2021, the Company issued 3,000,000 shares of common stock with a fair value of $2,580,000 for the acquisition of 25% of the membership interest of Rancho Costa Verde Development (See note 7).

Preferred Stock

On November 6, 2019, the Company authorized and issued 1,000 shares of Series B Preferred Stock (“Series B”) and 350,000 shares of common stock to Cleanspark Inc. in a private equity offering for $500,000. Management determined that the Series B should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity upon issuance, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of June 30, 2021, Management recorded the value attributable to the Series B of $293,500 as temporary equity on the consolidated balance sheet since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature, since the instrument reached maturity during the year ended December 31, 2020. The Company recognized such BCF as a discount on the convertible preferred stock. The amortization of the discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend that reduced net income in arriving at income available to common stockholders.

Warrants

A summary of the Company’s warrant activity during the six months ended June 30, 2021, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Warrants	Average Exercise Price	Term (Year)
Outstanding at December 31, 2020	460,000	$0.38	0.70
Granted	-	-	-
Exercised	(160,000)	0.31	0.25
Forfeited-Canceled	(100,000)	0.25	-
Outstanding at June 30, 2021	200,000	$0.50	0.38

Exercisable at June 30, 2021	200,000

The aggregate intrinsic value as of June 30, 2021, and December 31, 2020, was approximately $120,200 and $4,600, respectively.

Options

A summary of the Company’s option activity during the six months ended June 30, 2021, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Options	Average Exercise Price	Term (Year)
Outstanding at December 31, 2020	2,900,000	$0.43	3.35
Granted	1,000,000	0.05	1.00
Exercised	(1,000,000)	(0.05)	(1.00)
Forfeited-Canceled	-	-	-
Outstanding at June 30, 2021	2,900,000	$0.43	2.85

Exercisable at June 30, 2021	1,250,000

Options outstanding as of June 30, 2021, and December 31, 2020, had aggregate intrinsic value of $1,931,900 and $158,000, respectively. As of June 30, 2021, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 0.61 years for outstanding grants was approximately $0.4 million.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Subsequent to June 30, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the issuance and sale of 3,000,000 shares of its common stock at a price of $0.68 per share for net proceeds of approximately $1.9 million and warrants to purchase an aggregate number of shares of common stock at an exercise price of $0.68 per share immediately exercisable and term of 5 ½ years from the issuance date. The Company also issued warrants to purchase an aggregate of 180,000 shares of common stock to its exclusive placement agent at an exercise price of $0.85. immediately exercisable and term of 5 ½ years from issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

International Land Alliance, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Wyoming on September 26, 2013. We are based in San Diego, California. We are a residential land development company with target properties located primarily in the Baja California Norte region of Mexico and Southern California. Our principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building plots, securing financing for the purchase of the plots, improving the properties’ infrastructure and amenities, and selling thep lots to homebuyers, retirees, investors and commercial developers. We offer the option of financing (i.e. taking a promissory note from the buyer for all or part of the purchase price) with a guaranteed acceptance on any purchase for every customer.

Overview

As of June 30, 2021, we had:

●

The Company executed residential plot sales agreements for its Valle Divino project and accepted reservations for home sales for its Plaza Bajamar project. To avoid paying multiple title transfer fees and the extended time for each recording, the seller for both parcels, Valdeland, S.A. de C.V. is in the process of creating a master bank trust. This will provide the Company through its Mexico subsidiary, International Land Alliance, S.A. de C.V., the rights, and interest to each property, including buildings and improvements. As demonstrated from the Company’s Oasis Park Resort, this will also potentially allow the Company to record revenue from Valle Divino and Plaza Bajamar projects, as sales are made, and individual trusts are established for each buyer, pending further review of Mexican trust law. The Company expects to have this trust established by the end of our fourth fiscal quarter.

●	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

●	Continued the development of our interactive website for visitors to view condominium and villa options and allow customization.

●	Title of the Oasis Park Resort in San Felipe was assumed during 2019. As progress continues on the development of the Oasis Park Resort, we are expecting the transfer of title on the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Costa Bajamar in Ensenada, Baja California during the Company fourth fiscal quarter of 2021, as it continues to follow the necessary steps to complete this legal process.

●	Continued our efforts to secure the proper financing and capital by exploring various options that will help achieve our goals of advanced development and additional investment opportunities.

●	Completed the refinancing of our existing first and second mortgage loans on the 80 acres of land and existing structure of our Emerald Grove property for aggregate principal amount of $1,787,000, and net funding of approximately $387,000.

Results of Operations for the Three Months Ended June 30, 2021, compared to the Three Months Ended June 30, 2020

Revenues

Our total revenue reported for the three months ended June 30, 2021, was $8,340, compared with $10,749 for the three months ended June 30, 2020. The change, which is not deemed to be material.

Cost of Revenues

Our total cost of revenues was $0 for the three months ended June 30, 2021, and 2020.

Operating Expenses

Operating expenses increased to $1,847,699 for the three months ended June 30,2021 from to $376,653 for the three months ended June 30, 2020. The detail by major category is reflected in the table below.

	Three Months Ended June 30,
	2021	2020
Sales and marketing	$1,198,300	$58,223
General and administrative	649,398	318,430

Total Operating Expenses	$1,847,698	$376,653

Sales and marketing costs increased by $1,140,077, to $1,198,300 in the three months ended June 30, 2021, from $58,223 in the three months ended June 30, 2020, primarily due to the fair value of options, which were granted pursuant to a consulting and real estate sales agreement in the three months ended June 30, 2021.

General and administrative costs increased by $330,968 for the three months ended June 30, 2021, primarily due to an increase in share-based compensation expense related to consulting agreements.

Net Loss

We finished the three months ended June 30, 2021, with a net loss of $1,974,830, as compared to a net loss of $463,527 for the three months ended June 30, 2020. Such increase in the Company’s net loss is primarily the result of increased sales and marketing related to the issuance of stock-based payments from consulting and real-estate sales agreement, increased general and administrative costs, specifically stock-based payments from consulting services.

The factors that will most significantly affect future operating results will be:

●	The acquisition of land with plots for sale;
●	The sale price of future plots, compared to the sale price of plots in other resorts in Mexico;
●	The cost to construct a home on the plots to be transferred, and the quality of construction;
●	The quality of our amenities;
●	The global economy and the demand for vacation homes; and
●	The on-going effects of COVID-19 on the US and global economy and specifically in our target market.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Results of Operations for the Six Months Ended June 30, 2021, compared to the Six Months Ended June 30, 2020

Revenues

Our total revenue reported for the six months ended June 30, 2021, was $17,559, compared with $25,832 for the six months ended June 30, 2020. The change, which is not deemed to be material is a result of rental income activities that the Company had not engaged in during the six months ended June 30, 2021.

Cost of Revenues

Our total cost of revenues was $0 for the six months ended June 30, 2021, and 2020.

Operating Expenses

Operating expenses increased to $2,635,445 for the six months ended June 30,2021, from to $1,141,367 for the six months ended June 30, 2020. The detail by major category is reflected in the table below.

	Six Months Ended June 30,
	2021	2020
Sales and marketing	$1,215,200	$416,822
General and administrative	1,420,245	724,545

Total Operating Expenses	$2,635,445	$1,141,367

Sales and marketing costs increased by $798,378 for the six months ended June 30, 2021, primarily due to the fair value of options issued pursuant to a consulting and real estate sales agreement, which were granted in the six months ended June 30, 2021.

General and administrative costs increased by $695,700 for the six months ended June 30, 2021, primarily due to an increase in share-based compensation for consulting services and investor relations fees.

Net Loss

We finished the six months ended June 30, 2021, with a net loss of $2,965,313, as compared to a net loss of $1,309,660 for the six months ended June 30, 2020. Such increase in the Company’s net loss is primarily the result of increased sales and marketing expenses from the issuance of stock-based compensation under consulting agreement, increased general and administrative costs, specifically stock-based payments from consulting services and investor relations fees.

The factors that will most significantly affect future operating results will be:

●	The acquisition of land with plots for sale;
●	The sale price of future plots, compared to the sale price of plots in other resorts in Mexico;
●	The cost to construct a home on the plots to be transferred, and the quality of construction;
●	The quality of our amenities;
●	The global economy and the demand for vacation homes; and
●	The on-going effects of COVID-19 on the US and global economy and specifically in our target market.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Cash was $16,841 and $13,171 as of June 30, 2021, and December 31, 2020, respectively. As shown in the accompanying financial statements, we recorded a loss of $2,965,313 for the six months ended June 30, 2021. Our working capital deficit as of June 30, 2021, was $2,439,469 and net cash flows used in operating activities for the six months ended June 30, 2021, were $365,054. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

We anticipate generating continued revenues over the next twelve months, as we continue to market the sale of plots held for sale at our Oasis Park Resort and we obtain title of our other projects. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. Subsequent to June 30, 2021, the Company entered into a securities purchase agreement with institutional and accredited investors for the issuance of an aggregate of 3,000,000 shares of common stock with an equivalent number of warrants for net proceeds of $1.9 million.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2021, was $365,054 which resulted primarily due to the loss of $2,965,313 offset by non-cash share-based compensation of $1,922,536, and an increase in accounts payable of $215,444.

Investing Activities

Net cash flows used in investing activities was $271,259 for the six months ended June 30, 2021. The funds were used for the acquisition and development of the Emerald Grove and Costa Bajamar properties.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2021, was $639,983 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $563,112, net funding from refinancing of approximately $368,736, sale of common stocks of $65,000, exercise of warrants and options for $100,000, and offset by repayment on a promissory note of $745,739.

As a result of these activities, we experienced an increase in cash and cash equivalents of $3,670 for the six months ended June 30, 2021.

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

There have been no material changes to our critical accounting policies, with the exception of the Company’s new equity-method investment, as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 2, 2021. The accounting of the Company’s equity-method investment requires judgement by management to determine whether these is significant influence or control over the Company’s investee. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over these policies.

Contingencies

For a discussion of contingencies, see Note 8, Commitments and Contingencies, to the Notes to the Consolidated Financial Statements in “Part I, Item 1. Consolidated Financial Statements (Unaudited)” of the Quarterly Report.

Off-balance Sheet Arrangements

During the period ended June 30, 2021, we have not engaged in any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of June 30, 2021, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of June 30, 2021, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

On March 3, 2021, the Company committed to issue 200,000 shares per a consulting agreement valued at $280,000. These shares were issued on May 19, 2021.

During the three months ended June 30, 2021, the Company issued 50,000 shares to the Company’s President in accordance with an executed employment agreement valued at $66,000.

During the three months ended June 30, 2021, the Company issued an aggregate of 100,000 shares to two consultants in accordance with executed consulting and real estate sales agreements valued at $132,000.

During the three months ended June 30, 2021, the Company issued 45,946 shares per advisory agreement with registered broker-dealer valued at $61,108.

Common Stock Issued for Cash

On February 22, 2021, the Company received cash of $45,000 for 100,000 shares of common stock. These shares were issued on April 1, 2021

On May 7, 2021, the Company received cash of $20,000 for 40,000 shares of common stock.

Common Stock Issued from warrants and options exercise.

During the three months ended June 30, 2021, the Company issued 160,000 shares of common stock for total consideration of $50,000 from warrants exercise.

During the three months ended June 30, 2021, the Company issued 1,000,000 shares of common stock from option exercise for total consideration of $50,000.

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

On April 22, 2021, the Company received cash proceeds of $35,000 for 70,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $35,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $29,521; and plot of land was valued at $5,479.

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

Common Stock Issued for equity-method investment.

On May 14, 2021, the Company issued 3,000,000 shares of common stock with a fair value of $2,580,000 for the acquisition of 25% of the membership interest of Rancho Costa Verde Development

All of the securities set forth above were sold pursuant to exemptions from registration under Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering and/ or under Regulation S, as promulgated under the Securities Act of 1933. No general advertising or solicitation was used. And the investors were purchasing the Shares for investment purposes only, without a view to resale. All issued securities were affixed with appropriate legends restricting sales and transfers.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 23, 2021	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
President, Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

