Form 10-Q
period 2021-09-30
International Land Alliance Inc.
filed 2021-11-15
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

As of November 9, 2021, the registrant had 31,564,327 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$701,988	$13,171
Note receivable	100,000	-
Accrued interest on note receivable	1,534	-
Prepaid and other current assets	175,207	225,199
Total current assets	978,729	238,370

Land	271,225	271,225
Land Held for Sale	647,399	647,399
Buildings, net	922,828	860,594
Furniture and equipment, net	2,682	-
Construction in Process	578,647	353,000
Equity-method investment	2,719,212	-
Other non-current assets	43,072	34,693
Total assets	$6,163,794	$2,405,281

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,034,814	$869,864
Contract liability	119,163	111,684
Deposits	232,980	95,000
Promissory notes, net of debt discounts	102,762	1,875,164
Promissory notes, net of debt discounts– Related Parties	854,061	361,989
Total current liabilities	2,343,780	3,313,701

Promissory notes, net of current portion	1,723,613	-

Total liabilities	4,067,393	3,313,701

Commitments and Contingencies (Note 8)

Preferred Stock Series B (Temporary Equity)	293,500	293,500

Stockholders’ equity (deficit)
Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of September 30, 2021, and December 31, 2020.	28	28
1,000 Series B shares issued and outstanding as of September 30, 2021, and December 31, 2020.	1	1
Common stock; $0.001 par value; 75,000,000 shares authorized; 31,364,327 and 23,230,654 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	31,365	23,231
Additional paid-in capital	15,115,134	8,705,620
Stock receivable	(94,501)	(289,044)
Accumulated deficit	(13,249,126)	(9,641,756)
Total stockholders’ equity (deficit)	1,802,901	(1,201,920)

Total liabilities and stockholders’ equity (deficit)	$6,163,794	$2,405,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues, net	$8,340	$14,076	$25,899	$39,908

Cost of revenues	-	-	-	-

Gross profit	8,340	14,076	25,899	39,908

Operating expenses
Sales and marketing	61,000	14,860	1,276,200	431,682
General and administrative expenses	496,822	600,609	1,917,067	1,325,154
Total operating expenses	557,822	615,469	3,193,267	1,756,836

Loss from operations	(549,482)	(601,393)	(3,167,368)	(1,716,928)

Other income (expense)
Other income (expense)	100,000	-	91,624	-
Income from equity-method investment	32,270	-	39,212	-
Interest income	1,534	-	1,534
Interest expense	(226,379)	(77,577)	(572,372)	(271,702)
Total other expense	(92,575)	(77,577)	(440,002)	(271,702)

Net loss	$(642,057)	$(678,970)	$(3,607,370)	$(1,988,630)

Loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.14)	$(0.09)

Weighted average common shares outstanding - basic and diluted	30,418,295	22,307,719	26,662,971	21,187,461

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2021, and 2020.

(unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Payable	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(receivable)	Deficit	Deficit

Balance, December 31, 2019	28,000	$28	1,000	$1	20,614,289	$20,615	$6,702,750	$127,858	$(6,974,958)	$(123,706)
Stock options granted for services	-	-	-	-	-	-	173,951	-	-	173,951
Common stock issued for warrant exercise	-	-	-	-	120,000	120	59,880	18,808	-	78,808
Common stock issued for services	-	-	-	-	50,000	50	236,698	-	-	236,748
Common stock to be issued and plots promised for cash	-	-	-	-	-	-	-	120,668	-	120,668
Net loss	-	-	-	-	-	-	-	-	(846,133)	(846,133)
Balance, March 31, 2020	28,000	$28	1,000	$1	20,784,289	$20,785	$7,173,279	$267,334	$(7,821,091)	$(359,664)
Stock issued in connection with debts	-	-	-	-	171,923	171	126,889	(97,858)	-	29,202
Common stock and warrants sold for cash	-	-	-	-	214,282	215	86,093	(3,808)	-	82,500
Common stock to be issued and plots promised for cash	-	-	-	-	500,160	500	152,516	(120,668)	-	32,348
Net loss	-	-	-	-	-	-	-	-	(463,527)	(463,527)
Balance, June 30, 2020	28,000	$28	1,000	$1	21,670,654	$21,671	$7,538,777	$45,000	$(8,284,618)	$(679,141)
Stock and warrants issued for services	-	-	-	-	400,000	400	686,216	(268,788)	-	417,828
Common stock and warrants sold for cash	-	-	-	-	210,000	210	52,290	(27,500)	-	25,000
Common stock to be issued and plots promised for cash	-	-	-	-	150,000	150	20,647	-	-	20,797
Net loss	-	-	-	-	-	-	-	-	(678,970)	(678,970)

Balance, September 30, 2020	28,000	$28	1,000	$1	22,430,654	$22,431	$8,297,930	$(251,288)	$(8,963,588)	$(894,486)

Balance, December 31, 2020	28,000	$28	1,000	$1	23,230,654	$23,231	$8,705,620	$(289,044)	$(9,641,756)	$(1,201,920)
Common stock issued with debt settlement	-	-	-	-	118,000	118	84,480	(75,628)	-	8,970
Commitment shares issued	-	-	-	-	85,000	85	130,815	-	-	130,900
Common stock issued against accrued interest due to related party	-	-	-	-	29,727	30	10,969	-	-	10,999
Common stock to be issued for cash	-	-	-	-	-	-	-	45,000	-	45,000
Common stock issued from plot sale	-	-	-	-	100,000	100	32,412	(32,512)	-	-
Common stock granted for services	-	-	-	-	-	-	(315,288)	315,288	-	-
Stock-based compensation	-	-	-	-	-	-	67,380	280,000	-	347,380
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Net loss	-	-	-	-	-	-	-	-	(990,483)	(990,483)
Balance, March 31, 2021	28,000	$28	1,000	$1	23,563,381	$23,564	$8,701,388	$243,104	$(10,632,239)	$(1,664,154)
Common stock issued with plot purchase	-	-	-	-	70,000	70	29,451	-	-	29,521
Common stock issued for warrant and option exercise	-	-	-	-	1,160,000	1,160	98,840	-	-	100,000
Common stock issued with equity-method investment	-	-	-	-	3,000,000	3,000	2,577,000	-	-	2,580,000
Common stock issued for cash	-	-	-	-	140,000	140	64,860	(45,000)	-	20,000
Common stock issued pursuant to consulting agreements	-	-	-	-	395,946	396	538,712	(280,000)	-	259,108
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Stock-based compensation	-	-	-	-	-	-	1,307,078	-	-	1,307,078
Net loss	-	-	-	-	-	-	-	-	(1,974,830)	(1,974,830)
Balance, June 30, 2021	28,000	$28	1,000	$1	28,329,327	$28,330	$13,302,329	$(81,896)	$(12,607,069)	$641,723

Common stock issued with debt settlement	-	-	-	-	35,000	35	12,570	(12,605)	-	-
Common stock issued with cash, net of offering costs	-	-	-	-	3,000,000	3,000	1,736,750	-	-	1,739,750
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Stock-based compensation	-	-	-	-	-	-	78,485	-	-	78,485
Net loss	-	-	-	-	-	-	-	-	(642,057)	(642,057)
Balance, September 30, 2021	28,000	$28	1,000	$1	31,364,327	$31,365	$15,115,134	$(94,501)	$(13,249,126)	$1,802,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities
Net loss	$(3,607,370)	$(1,988,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,001,021	828,527
Loss on debt extinguishment	10,876	-
Depreciation and amortization	35,311	34,343
Income from equity-method investment	(39,212)	-
Amortization of debt discount	284,616	106,161
Changes in assets and liabilities
Prepaid and other current assets	157,212	(85,425)
Accounts payable and accrued liabilities	287,596	415,442
Other non-current assets	(8,379)	(31,618)
Contract liability	37,000	26,267
Deposits	137,980	18,420
Net cash used in operating activities	(703,349)	(676,513)

Cash Flows from Investing Activities
Equity-method investee acquisition	(100,000)	-
Building and Construction in Progress payments	(241,259)	-
Cash payment to collaborative agreement	(100,000)	-
Net cash used in investing activities	(441,259)	-

Cash Flows from Financing Activities
Common stock, warrants and options sold for cash	1,804,750	186,308
Common stock, warrants and plots promised for cash, net	100,000	173,813
Cash payments on promissory notes- related party	(510,661)	(76,000)
Cash payments on promissory notes	(982,086)	(21,554)
Cash proceeds from convertible notes	288,874	257,641
Cash proceeds from promissory notes- related party	763,812	-
Cash proceeds from refinancing	368,736	-
Net cash provided by financing activities	1,833,425	520,208

Net increase (decrease) in Cash	688,817	(156,305)

Cash, beginning of period	13,171	172,526

Cash, end of period	$701,988	$16,221

Supplemental disclosure of cash flow information
Cash paid for interest	$127,174	$63,396
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Dividend on Series B	$45,000	$-
Original issue discount on notes payable	$-	$28,500
Debt discount issue don note payable	$-	$29,202
Shares issued with debt modification	$8,970	$-
Cancellation of previously issued common stock	$315,288	$-
Interest on notes paid by related party	$17,734	$-
Construction in progress paid by related party	$84,614	$-
Common stock issued as consideration for equity-method investee	$2,580,000	$-
Commitment shares issued with convertible note	$130,900	$-
Payment of non related notes from related party notes	$110,110	$-
Corporate expenses paid through related party notes	$25,462	$-
Common stock issued in settlement of related party accrued interest on note	$10,999	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

September 30, 2021

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

On June 30, 2011, International Land Alliance, SA De CV (“ILA Mexico”) was formed as a Mexican corporation to acquire from Baja Residents Club, S.A. de CV (“BRC”), a related party with common ownership and control by the Company’s CEO, Robert Valdes, 497 acres south of San Felipe, Baja California, known as the Oasis Park project and 20 acres in Ensenada, Baja California, known as the Valle Divino project.

On June 18, 2019, BRC transferred title to the Company for the Oasis Park property. It was previously subject to approval by the Mexican government in Baja, California which was finalized in June 2019. As consideration for the promise to transfer title, the Company previously issued 7,500,000 shares of founder’s common stock that was valued at $750,000 or $0.10 per common share.

On March 18, 2019, the Company acquired real property located in Hemet, California, which included approximately 80 acres of land and two structures for $1.1 million. The property includes the main parcel of land with existing structures along with three additional parcels of land which are vacant plots to be used for the purpose of development. The Company is currently generating lease income from this property.

In October 2019, the Company entered into an agreement with Valdeland, S.A. de C.V.(“Valdeland”), a Mexican corporation controlled by our CEO, Robert Valdes, to acquire 1 acre of land at the Bajamar Ocean Front Golf Resort in Ensenada, Baja California, known as the Plaza Bajamar project.

The transfer of title for Valle Divino and Plaza Bajamar projects is subject to approval from the Mexican government in Baja California. Although management believes that the transfer of title to the land will be approved and transferred by the end of our fourth fiscal quarter of 2021, there is no assurance that such transfer of title will be approved in that time frame or at all.

On October 25, 2020, the Company entered into a business agreement with A&F Agriculture LLC (“A&F”), in which the parties agreed to operate a business for the purpose of commercial agriculture at the Company’s property in Southern California. A&F will be the managing party of the business agreement. The Company will provide A&F with the land and water supply for the purpose of the cultivation. All revenue and expenses associated with the cultivation will be split equally among parties. Franck Ingrande is the Manager of A&F and is also the President of the Company.

On March 29, 2021, the Company executed a Letter of Intent (the “LOI”) to acquire two parcels of land in Rosarito Beach, Baja California, Mexico, with total surface area of roughly 32 acres valued at approximately $6 million. The all-stock transaction includes plans and permits for an existing 450-homesite project situated near the Pacific Ocean, with existing sales averaging $50,000 per residential plot. The LOI includes the accounts receivable for plots sold and the remaining unsold plots. The closing is subject to standard conditions including, completion of due diligence by both parties and the negotiation and execution of mutually acceptable definitive documents. The Agreement merely represents the present understanding with respect to the intended acquisition transaction and is not binding upon the parties. Due to continuing impact of Covid-19, the Seller’s ability to subdivide the master parcel has been delayed. Upon subdivision, the Company will finalize the purchase agreement.

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2021, the Company entered into securities purchase agreements with institutional and accredited investors for the issuance of an aggregate of 3,000,000 shares of common stock with an equivalent number of warrants for net proceeds of approximately $1.7 million. As of September 30, 2021, the Company used portion of the net proceeds to repay its promissory notes for approximately $0.8 million and used approximately $0.3 million in operations. Management anticipates using the remaining net proceeds for construction at its current projects, sales and marketing, and general working capital purposes

The Company has faced significant liquidity shortages as shown in the accompanying consolidated financial statements. As of September 30, 2021, the Company’s current liabilities exceeded its current assets by $1.4 million. The Company has recorded a net loss of approximately $3.6 million for the nine months ended September 30, 2021 and has an accumulated deficit of $13.2 million as of September 30, 2021. Net cash used in operating activities for the nine months ended September 30, 2021, was approximately $0.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company’s capital resources will significantly improve if its projects gain wider market recognition and acceptance resulting in increased revenue from sales. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise further capital.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”), Emerald Grove Estates LLC (“Emerald Estates”), incorporated in the State of California; the Company has a 100% equity interest in ILA Mexico and in Emerald Estates. ILA Fund includes cash as its only assets with minimal expenses as of September 30, 2021. The sole purpose of ILA Fund is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of September 30, 2021. The Company granted deed of the property in Sycamore Road, Hemet, California to Emerald Estates. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.
■	Useful life of buildings.
■	Assumptions used in valuing equity instruments.
■	Deferred income taxes and related valuation allowances.
■	Going concern.
■	Assessment of long-lived asset for impairment.
■	Significant influence or control over the Company’s investee.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief Operating Decision Maker (“CODM”) regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021, and December 31, 2020, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, note receivable, prepaid, accounts payable, accrued liabilities, contract liability, deposits, related party and third-party notes payables approximate fair value due to their relatively short maturities. Equity-method investment is recorded at cost, which approximates its fair value since the consideration transferred includes cash and a non-monetary transaction, in the form of the Company’s common stock, which was valued based on a combination of a market and asset approach.

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

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of plot sales or the execution of terms and conditions contracts with third parties and investors. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration was historically paid prior to transfer of title as stated above and in future land sales, the Company plans to transfer title to buyers at the time consideration has been transferred if the acquisition of the property has been completed by the Company. The Company applies judgment in determining the customer’s ability and intention to pay; however, collection risk is mitigated through collecting payment in advance or through escrow arrangements. A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer, which for us is transfer of title to our buyers. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. We have concluded the sale of property and delivering title is accounted for as a single performance obligation. Currently, upon execution of each contract, the Company has not developed sufficient controls and procedures to provide reasonable assurance that collection of the consideration, which the Company is entitled to, is probable. As such, the Company has not yet recognized any revenue from the seller’s financed contracts for deed in the three months ended September 30, 2021. The Company currently retains title of the underlying asset under each contract until the customer pays the consideration in full. Management is currently evaluating the retention of title as merely a protective right, which would potentially not disallow revenue recognition for the full consideration to which the Company is entitled.

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

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $1,276,200 and $431,682 for the nine months ended September 30, 2021, and 2020, respectively. Such increase is mainly attributable to advisory services in connection with potential customer acquisition, product development, marketing and promotion of the Company real estate properties and corporate strategy.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management makes estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required. Management does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Loss Per Share

The Company computes loss per share in accordance with ASC 260 – Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes payable using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. A beneficial conversion feature that arises from a contingent conversion feature has no accounting impact until the contingency occurs. Management evaluated whether it is necessary to recognize a beneficial conversion feature by comparing the adjusted effective conversion price of the convertible preferred stock with the commitment-date fair value of the entity’s common stock. Management determined that a beneficial conversion feature existed, and recognized the beneficial conversion feature, creating a discount on the convertible preferred stock instrument. This discount was amortized in accordance with ASC 470-20-35-7. The amortization of the discount created by a beneficial conversion feature, which is recognized as a result of the resolution of a contingency, is treated as a dividend that reduced net income in arriving at income available to common stockholders.

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020

Options	2,900,000	1,200,000
Warrants	3,330,000	340,000
Total potentially dilutive shares	6,230,000	1,540,000

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2021.

Investments – Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of September 30, 2021, Management believes the carrying value of its equity method investments were recoverable in all material respects.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenue as such amounts are incurred by the collaboration partner. For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model described under ASC 606.

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

On September 30, 2019, the Company entered into a contract for deed agreement “Agreement” with IntegraGreen whose principal is also a creditor. Under the agreement the Company agreed to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California for a total purchase price of $630,000, $63,000 was paid upon execution and the balance is payable in a balloon payment on October 1, 2026, with interest only payments of $3,780 due on the 1st of each month beginning April 1, 2020. During the duration of the Agreement the Company retains title and is allowed to encumber the property with a mortgage at its discretion, however IntegraGreen has the right to use the property. The Company may also evict IntegraGreen from the premises in the case of default under the agreement. Due to the nature of the Agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the initial payment of $63,000 was classified as a deposit. Upon an event of default in which case the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. As of September 30, 2021, Integragreen has made payment of an aggregate amount of $212,980 against the purchase price. Such amount is recorded under deposits in the Company’s consolidated balance sheets as of September 30, 2021.

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as plots are sold. As of September 30, 2021, the Company reported a balance for assets held for sale of $646,434.

The Company transferred title to individual plots of land to the investors since the Company received this approval of change in transfer of title to ILA. During the nine months ended September 30, 2021, the Company entered into a contract to sell three individual plots of land for total consideration of $128,000, of which $12,000 was collected and $108,000 will be payable in thirty-six (36) consecutive monthly installments at 0% interest. The Company recorded the cash collected under deposits in the consolidated balance sheet as of September 30, 2021. Such amount has not yet been recorded as revenue as of September 30, 2021(refer to Note 2).

NOTE 4 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land and buildings, net as of September 30, 2021, and December 31, 2020:

	Useful life	September 30, 2021	December 31, 2020
Land – Emerald Grove		$271,225	$271,225

Land held for sale – Oasis Park		$646,434	$647,399

Construction in Process (Divino – Bajamar)		$578,647	$353,000

Furniture & equipment	5 years	$2,682	$-

Building – Emerald Grove	20 years	1,040,720	943,175
Less: Accumulated depreciation		(117,891)	(82,581)

Building, net		$922,828	$860,594

Depreciation expense was $35,310 and $34,343 for the nine months ended September 30, 2021, and 2020, respectively.

Additionally, in November and December 2019, $250,000 was paid to our CEO, Roberto Valdes, $150,000 for constructing two model Villas at our planned Plaza Bajamar development. The Company has not yet taken title to this property, which is currently owned by Valdeland, S.A. de C.V., an entity controlled by Roberto Valdes. The Company intends to purchase the land from this entity and has paid $100,000 to Roberto Valdes as a down payment for this purchase. The $150,000 is the total construction cost budget that is intended to pay the construction contractor.

During the year ended December 31, 2020, the Company issued the 250,000 shares of the Company’s common stock for total amount of $150,000 reported under prepaid and other current assets in the condensed consolidated balance sheets as of September 30, 2021. The Company funded the construction by an additional $225,647 during the nine months ended September 30, 2021. The construction contractor is also an entity controlled by Roberto Valdes. Construction commenced during the year ended in 2020, but has not yet been completed.

The balance of construction in process for Plaza Bajamar and Valle Divino totaled $578,647 and $353,000 as of September 30, 2021, and December 31, 2020, respectively. Management believes that the transfer of title to the land will be approved and transferred by the end of our fourth fiscal quarter of 2021

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company paid to its Chief Executive Officer salary for services directly related to continued operations of $0 and $5,000 for the nine months ended September 30, 2021, and 2020, respectively. The Company has accrued $101,424 of compensation costs in relation to the employment agreement for the nine months ended September 30, 2021. The balance owed is $231,656 and $130,232 as of September 30, 2021, and December 31, 2020, respectively.

The Company paid to the Company’s Chief Financial Officer salary for services directly related to continued operations in the amount of $1,600 and $92,308 for the nine months ended September 30, 2021, and 2020, respectively. The Company has accrued $101,424 of compensation costs in relation to the employment agreement for the nine months ended September 30, 2021. The balance owed is $170,085 and $70,261 as of September 30, 2021, and December 31, 2020, respectively.

The Company paid to a relative to the Company’s Chief Financial Officer (formerly the Company’s Secretary) salary for services directly related to continued operations in the amount of $28,255 and $11,300 for the nine months ended September 30, 2021, and 2020, respectively. The Company has accrued $69,114 of compensation cost in relation to the employment agreement in the nine months ended September 30, 2021. The balance owed is $116,211 and $75,352 as of September 30, 2021, and December 31, 2020.

In May 2021, the Company executed an employment agreement with the Company’s new President. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation. The Company has accrued $52,615 as salary for services during the nine months ended September 30, 2021. The balance owed is $52,615 as of September 30, 2021. The Company also granted 50,000 shares of its common stock for total fair value of $66,000 as incentive bonus per the President’s employment agreement in the nine months ended September 30, 2021.

On October 25, 2019, the Company issued a promissory note to RAS, LLC (“RAS”), a company controlled by Lisa Landau, a former officer and related party to an officer of the Company, for $440,803. The proceeds of the note were largely used to repay shareholder loans and other liabilities. The loan bears interest at 10%. The loan matures on June 25, 2020, is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). Additionally, as in incentive to the note holder, the Company is required to issue to the holder 132,461 shares of common stock valued at $97,858, which was recorded as a debt discount as of December 31, 2019. As of September 30, 2021, the discount has been fully amortized, and the note is shown less amortized discount of $0. The shares were issued on May 1, 2020. Interest expense for the nine months ended September 30, 2021, was $48,190. The Company issued 29,727 shares of common stock with fair value of $10,999 as payment for accrued interest in the nine months ending September 30, 2021. The Company paid $37,400 of interest during the nine months ended September 30, 2021.

Six Twenty Capital Management LLC (Related Party)

On March 31, 2021, the Company issued a promissory note to Six Twenty Capital Management LLC, a company controlled by Jason Sunstein, Chief Financial Officer of the Company, for $288,611. The proceeds of the note were largely used to fund current operations and for general purposes. The loan bears interest at 8% and matures on March 31, 2022. The Company received additional funding of approximately $475,200 and repaid approximately $417,000 during the nine months ended September 30, 2021. Six Twenty Capital Management LLC paid, on behalf of the Company, approximately $124,444 relating to the first and second agreed-upon installment from another convertible note. The Company recognized approximately $20,000 of interest expense in the nine months ended September 30, 2021.

Promissory notes to related party consisted of the following at September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
RAS Real Estate LLC, 18% interest, due December 2020, due June 2022	$357,389	$361,989
Lisa Landau, no maturity date, no coupon	25,077	-
Six Twenty Management, 8% interest, due March 2022	471,594	-
Total Notes Payable	$854,061	$361,989
Less discounts	-	-

Total Related Parties Notes Payable	854,061	361,989

Less current portion	(854,061)	(361,989)

Total Related Parties Notes Payable - long term	$-	$-

NOTE 6 – NOTES PAYABLE

Promissory notes consisted of the following at September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Note payable, due August 2020 (past maturity)	$24,785	$36,660
Note payable, 18% interest, due March 2020 (past maturity)	1,500	1,500
Note payable, secured, 10% interest, due October 2021	-	975,000
Note payable, 15% interest, due December 2020	-	50,000
Note payable, 15% interest, due December 2020	-	50,000
Note payable, 15% interest, due December 2020	-	100,000
Note payable, 15% interest, due December 2020	-	100,000
Note payable, 15% interest, due December 2020	-	20,000
Note payable, 15% interest, due December 2020	-	25,000
Note payable, 13% interest, due December 2021	-	128,884
Note Payable, 12% interest, due June 2021	-	166,733
Note Payable, 15% interest, due March 2021 (past maturity)	76,477	126,477
Note Payable, 12% interest, due February 2021	-	10,000
Note payable, 0% interest, due December 2020	-	142,100
Note payable, 12% interest, due February 2023	1,787,000	-
Total Notes Payable	$1,889,762	$1,932,300
Less discounts	(63,387)	(57,136)

Total Notes Payable	1,826,375	1,875,164

Less current portion	(102,762)	(1,875,164)

Total Notes Payable - long term	$1,723,613	$-

Interest expense including amortization of the associated debt discount for the nine months ended September 30, 2021, and 2020 was $572,372 and $271,702, respectively.

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. Upon execution, the Company paid $53,610 of loan origination fees, presented as debt discount in the consolidated balance sheets, and prepaid six (6) months of interest only installments totaling $107,220, presented as Prepaid and other current assets in the consolidated balance sheets. The total amount of prepaid interest has been fully reversed to interest expense during the nine months ended September 30, 2021. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees.

Convertible Notes

Labrys Fund LP

On February 25, 2021, the Company entered into a convertible promissory note pursuant to which it borrowed $500,000, net of an issuance costs of $25,500 and original issuance discount of $50,000. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on February 25, 2022. Additionally, as in incentive to the note holder, the note includes the issuance of 85,000 commitment shares of common stock with fair value of approximately $131,000 and additional 250,000 shares that must be returned to the Company if the note is fully repaid and satisfied on or prior to the maturity date. The note is convertible upon an event of default after the issuance date at the noteholder’s option into shares of our common stock at a fixed conversion price equal to $1.00, subject to standard anti-dilutive rights. Portion of the proceeds were used to retire an existing convertible note with Labrys for total amount of approximately $135,000. During the nine-month ended September 30, 2021, Six Twenty Management (related party) paid, on behalf of the Company, the first and second installments for total amount of $124,444, of which $111,110 was applied against the principal and $13,334 against accrued interest. During the nine months ended September 30, 2021, the Company paid $435,556, of which $388,885 was applied against the principal and $46,671 against accrued interest. The balance owed to Labrys Fund LP is $0 as of September 30, 2021.

Cash Call

On February 10, 2021, the Company accepted a settlement offer from Cash Call to settle its obligation in exchange for total consideration of nine (9) installments of approximately $3,940 each. During the nine-months ended September 30, 2021, the Company paid $11,821 in cash. The balance is $24,785 as of September 30, 2021.

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

The investment was recorded at cost, which was determined to be $2,680,000. A total of 3,000,000 shares of common stock were issued as of September 30, 2021.

The following represents summarized financial information of RCV for the nine months ended September 30, 2021:

Revenue	$1,623,662
Gross margin	$1,195,584
Income from continuing operations	$93,954
Net income	$98,238

Based on its 25% equity investment, the Company has recorded an income from equity investment of $32,270 and $39,212 for the three and nine months ended September 30, 2021, which has increased the carrying value of the investment as of September 30, 2021, to $2,719,212.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land – Valle Divino.

This is one land project consisting of 20 acres to be acquired and developed into Valle Divino resort in Ensenada, which is subject to approval by the Mexican government in Baja, California. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. During the nine months ended September 30, 2021, the Company entered into two (2) contracts for deed agreements to sell two (2) plots of land. The Company cancelled one contract for deed agreement to sell one (1) plot of land and used the proceeds for the payment of the exercise price relating to the grant of 1,000,000 stock options at strike price of $0.05, which were immediately exercised into an equivalent number of shares of common stock.

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 paid upon closing. A recent appraisal from August 2019 valued the land “as is” for approximately $1,100,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary, which is expected in the fourth fiscal quarter of year ended December 31, 2021. As of September 30, 2021, the Company also received $5,000 deposit for one (1) unit reservation in the “Plaza at Bajamar”, which is presented under contract liability in the financial statements.

Commitment to Sell Land

On September 30, 2019, the Company entered into a contract for deed agreement “Agreement” with IntegraGreen whose principal is also a creditor. Under the agreement the Company agreed to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California for a total purchase price of $630,000, $63,000 was paid upon execution and the balance is payable in a balloon payment on October 1, 2026, with interest only payments of $3,780 due on the 1st of each month beginning April 1, 2020. During the duration of the Agreement the Company retains title and is allowed to encumber the property with a mortgage at its discretion; however, IntegraGreen has the right to use the property. The Company may also evict IntegraGreen from the premises in the event of default under the agreement.

Due to the nature of the Agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the initial payment of $63,000 was classified as a deposit. The Company received additional principal payments in the aggregate amount of $149,980 in the nine months ended September 30, 2021. Upon an event of default in which case the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the nine months ended September 30, 2021, and 2020, the Company recognized $25,900 and $31,618 in lease income, respectively. Lease income is presented as revenue in the consolidated statements of operations.

During the nine months ended September 30, 2021, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 plot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $35,000, paid upon execution. The total cash proceeds of $35,000, of which $5,479 was allocated to the one promised plot of land. 70,000 shares of common stock were included in the contract for deed.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s equity at September 30, 2021 consisted of 75,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share. As of September 30, 2021, and December 31, 2020, there were 31,364,327 and 23,230,654 shares of common stock issued and outstanding, respectively. As of September 30, 2021, and December 31, 2020, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

On August 26, 2020, the Company’s shareholders of record approved the increase of the Company’s authorized common stock, par value $0.001, from 75,000,000 shares to 100,000,000 shares and the holders of a majority of the Company’s outstanding voting securities approved the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The Company has not yet amended its articles of incorporation as of September 30, 2021, reflecting the increase of the Company’s authorized common stock. Subsequent to September 30, 2021, the Board of Directors approved an amendment of the Company’s articles of incorporation to increase the number of authorized shares to 150,000,000 (note 10).

The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Plan. As of September 30, 2021, ILA has issued 2,700,000 options under the 2020 Plan and 1,000,000 options were exercised, leaving a balance of 1,700,000 options issued and outstanding.

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of September 30, 2021, ILA has granted 1,200,000 options under the 2019 Plan.

Common Stock Issued for Services

During the nine months ended September 31, 2021, the Company committed to issue 200,000 shares per a consulting agreement valued at $280,000. These shares were issued on May 19, 2021.

During the nine months ended September 30, 2021, the Company issued 50,000 shares to the Company’s President in accordance with an executed employment agreement valued at $66,000.

During the nine months ended September 30, 2021, the Company issued an aggregate of 100,000 shares to two consultants in accordance with executed consulting and real estate sales agreements valued at $132,000.

During the nine months ended September 30, 2021, the Company issued 45,946 shares per advisory agreement with registered broker-dealer valued at $61,108.

Common Stock Issued for Cash

On February 22, 2021, the Company received cash of $45,000 for 100,000 shares of common stock. These shares were issued on April 1, 2021.

On May 7, 2021, the Company received cash of $20,000 for 40,000 shares of common stock.

Common Stock Issued from warrants and options exercise.

During the nine months ended September 30, 2021, the Company issued 160,000 shares of common stock for total consideration of $50,000 from warrants exercise.

During the nine months ended September 30, 2021, the Company issued 1,000,000 shares of common stock from option exercise for total consideration of $50,000.

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

On July 1, 2021, the Company issued an aggregate of 35,000 shares of common stock in conjunction with executed amendments to previously executed promissory notes. These shares were issued with an estimated fair value of $12,605.

All shares of common stock issued during the three and nine months ended September 30, 2021, were unregistered.

Common Stock Issued for equity-method investment.

On May 14, 2021, the Company issued 3,000,000 shares of common stock with a fair value of $2,580,000 for the acquisition of 25% of the membership interest of Rancho Costa Verde Development (See note 7).

Common Stock issued following registered offering (July 2021 offering)

On July 26, 2021, the Company entered into securities purchase agreements with certain institutional and accredited investors for the issuance and sale of 3,000,000 shares of the Company’s common stock at a closing price of $0.68 per share. The issuance also includes an equivalent number of warrants convertible into an equivalent number of the Company’s common stock at a strike price of $0.68. The gross proceeds of the financing were $2,040,000 and the net proceeds were approximately $1,800,000.

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

Warrants

A summary of the Company’s warrant activity during the nine months ended September 30, 2021, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Warrants	Average Exercise Price	Term (Year)
Outstanding at December 31, 2020	460,000	$0.38	0.70
Granted	3,180,000	0.69	5.33
Exercised	(160,000)	0.31	0.25
Forfeited-Canceled	(150,000)	0.33	-
Outstanding at September 30, 2021	3,330,000	$0.68	5.11

Exercisable at September 30, 2021	3,300,000

During the nine months ended September 30, 2021, the Company issued 3,000,000 shares of common stock pursuant to the July 2021 offering, 3,000,000 warrants convertible into an equivalent number of common stock. Each share of common stock and accompanying warrant were sold together at a combined offering price of $0.68. The warrants have an exercise price of $0.68 per share, are immediately exercisable and expire five and a half years from the issuance date.

The placement agent was granted 180,000 warrants convertible into an equivalent number of shares, at an exercise price of $0.85, immediately exercisable and expiration date of five and a half years from the issuance date.

The aggregate intrinsic value as of September 30, 2021, and December 31, 2020, was approximately $63,000 and $4,600, respectively.

Options

A summary of the Company’s option activity during the nine months ended September 30, 2021, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Options	Average Exercise Price	Term (Year)
Outstanding at December 31, 2020	2,900,000	$0.43	3.35
Granted	1,000,000	0.05	1.00
Exercised	(1,000,000)	(0.05)	(1.00)
Forfeited-Canceled	-	-	-
Outstanding at September 30, 2021	2,900,000	$0.43	2.60

Exercisable at September 30, 2021	1,568,750

Options outstanding as of September 30, 2021, and December 31, 2020, had aggregate intrinsic value of $889,000 and $158,000, respectively. As of September 30, 2021, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 0.35 years for outstanding grants was approximately $0.3 million.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Subsequent to September 30, 2021, the Company issued 1,300,000 stock options to certain related parties with a strike price of $0.50 pursuant to the 2019 Equity Incentive Plan, with an estimated fair value of approximately $700,000.

Subsequent to September 30, 2021, the Company issued 100,000 shares of its common stock pursuant to a consulting agreement.

Subsequent to September 30, 2021, the Company issued 100,000 shares of its common stock pursuant a finder’s agreement.

Subsequent to September 30, 2021, the Board of Directors approved an amendment to the Company’s articles of incorporation to effect a reverse stock split of all of its outstanding shares of common stock in a ratio of not less than 1 for 2 and not more than 1 for 12 by April 30, 2022.

Subsequent to September 30, 2021, the Board of Directors approved an amendment to the Company’s articles of incorporation to increase the number of shares of authorized common stock from 75,000,000 to 150,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Company

The Company was incorporated pursuant to the laws of the State of Wyoming on September 26, 2013. We are based in San Diego, California. We are a residential land development company with target properties located primarily in the Baja California Norte region of Mexico and Southern California. Our principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building plots, securing financing for the purchase of the plots, improving the properties’ infrastructure and amenities, and selling the lots to homebuyers, retirees, investors, and commercial developers. We offer the option of financing (i.e. taking a promissory note from the buyer for all or part of the purchase price) with a guaranteed acceptance on any purchase for every customer.

Overview

The Company’s current portfolio includes residential, resort and commercial properties comprising of the following projects:

■	Oasis Park Resort is a 497-acres master planned real estate community including 1,344 residential home sites, south of San Felipe, Baja California that offers 180-degree sea and mountain views. In addition to the residential lots, this is a boutique hotel, a spacious commercial center, and a nautical center.
■	Valle Divino Resort is a self-contained solar 650-home site project in Ensenada with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity.
■	Plaza Bajamar Resort is a 80-unit project located at the internationally-renowned Bajamar ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada.
■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue. The Company also uses the land for commercial agriculture operations that currently consists of 10,000 outdoor plants through a collaborative agreement with another related entity.

Equity-method investment:

■	Rancho Costa Verde (“RCV”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCV is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCV in exchange for 3,000,000 shares of the Company’s common stock, and such investment was recorded as an equity-method investment in the Company’s condensed consolidated financial statements.

As of September 30, 2021, we had:

■	The Company executed residential plot sales agreements for its Valle Divino project and accepted several reservations for home sales to purchase twenty percent (20%) inventory for phase I project at its Plaza Bajamar. To avoid paying multiple title transfer fees and the extended time for each recording, the seller for both parcels, Valdeland, S.A. de C.V., an entity controlled by the Company’s Chief Executive Officer, is in the process of creating a master bank trust. This will provide the Company through its Mexican’s subsidiary, International Land Alliance, S.A. de C.V., the rights, and interest to each property, including buildings and improvements. As demonstrated from the Company’s Oasis Park Resort, this will also potentially allow the Company to record revenue from its Valle Divino and Plaza Bajamar projects, as sales are made, and individual trusts are established for each buyer, pending further review of Mexican trust law. The Company expects to have this trust established by the end of our fourth fiscal quarter. As of September 30, 2021, the Company received approximately $157,000 from plot sales, which are currently reported as contract liability in the Company’s consolidated balance sheet until individual trusts are established and title transferred to the buyer.

The Company broke ground on the Valle Divino development in July 2020 and completed its first stage of construction in January 2021 and started reservations of residential lots. The Company has a dedicated partner for solar-plus-storage power solutions at its properties, CleanSpark, Inc., which serves as the Company’s exclusive partner for the installation of solar solutions across its portfolio, including the model homes at Plaza Bajamar. The Company commenced construction of a model home, three casitas and a clubhouse for wine tasting.

■	The Company partnered with Clean Spark, Inc. to successfully deploy a microgrid on the Company’s model home at Plaza Bajamar, and established plan to outfit all units at the property, as well all units at Valle Divino with solar microgrid installations.

■	Resumed construction and service work at Oasis Park Resort for Phase I of the project.

■	Reopened the Company’s newly renovated event center at its Emerald Grove Estates property in Southern California. The Company entered into a contract to sell a vacant 20-acre parcel of the property for approximately $630,000. The property includes the main parcel of land with existing structures along with three additional parcels of land which are vacant plots. The Company has also been opportunistic with the use of land at the property, as we have ramped up commercial agriculture operations that currently consists of 10,000 outdoor plants.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Continued the development of our interactive website for visitors to view condominium and villa options and allow customization.

■	Title of the Oasis Park Resort in San Felipe was assumed during 2019. As progress continues on the development of the Oasis Park Resort, we are expecting the transfer of title on the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California during the Company fourth fiscal quarter of 2021, as we continue to follow the necessary steps to complete this legal process.

■	Continued efforts to secure financing and strengthen balance sheet by closing a $2.0 million financing with accredited institutional investors and paid off a $500,000 bridge loan in full.

■	Completed the refinancing of our existing first and second mortgage loans on the 80 acres of land and existing structure of our Emerald Grove property for aggregate principal amount of $1,787,000, which provided a net funding of approximately $387,000.

Results of Operations for the Three Months Ended September 30, 2021, compared to the Three Months Ended September 30, 2020

	For the three months ended
	September 30, 2021	September 30, 2020
Revenues, net	$8,340	$14,076

Cost of revenues	-	-

Gross profit	8,340	14,076

Operating expenses
Sales and marketing	61,000	14,860
General and administrative expenses	496,822	600,609
Total operating expenses	557,822	615,469

Loss from operations	(549,482)	(601,393)

Other income (expense)
Other income	100,000	-
Income from equity-method investment	32,270	-
Interest income	1,534
Interest expense	(226,379)	(77,577)
Total other expense	(95,575)	(77,577)

Net loss	$(642,057)	$(678,970)

Revenues

Our total revenue reported for the three months ended September 30, 2021, was $8,340, a decrease of approximately $5,700 or 41% from $14,076 for the three months ended September 30, 2020. The change, which is not deemed material is a result of rental income activities that the Company has not engaged in during the three months ended September 30, 2021.

Cost of Revenues

Our total cost of revenues was $0 for the three months ended September 30, 2021, and 2020. The Company does not record any cost of revenue since the revenue is only made up of rental income and not plot sales.

Operating Expenses

Operating expenses decreased to $557,822 for the three months ended September 30, 2021, from to $615,469 for the three months ended September 30, 2020. The detail by major category is reflected in the table below.

	Three Months Ended September 30,
	2021	2020
Sales and marketing	$61,000	$14,860
General and administrative	496,822	600,609

Total Operating Expenses	$557,822	$615,469

Sales and marketing costs increased by approximately $46,000, to $61,000 in the three months ended September 30, 2021, from $14,860 in the three months ended September 30, 2020. Such increase is directly related additional expenditures in consulting and real estate sales marketing agreements to drive traffic and interest into the various projects of the Company.

General and administrative costs decreased by approximately $104,000 in the three months ended September 30, 2021, primarily due to a decrease in share-based compensation expense by approximately $386,000, offset by an increase in investor relations expenses by approximately $124,000 and a non-recurring gain for approximately $150,000 in the three months ended September 30, 2020.

Other income (expense)

Other expense increased by approximately $15,000, to $92,575 in the three months ended September 30, 2021, from $77,577 in the three months ended September 30, 2020. Such increase is related to an increase in interest expense by approximately $148,802, directly attributable to the increase in the promissory notes, offset by an increase of approximately 32,000 from the Company’s equity-method investment, and $100,000 from settlement of debt.

Net Loss

We finished the three months ended September 30, 2021, with a net loss of $642,057, as compared to a net loss of $678,970 for the three months ended September 30, 2020. Such increase in the Company’s net loss is primarily the result of increased sales and marketing and increased interest expense from the Company’s promissory notes, offset by a decrease in general and administrative costs.

Results of Operations for the Nine Months Ended September 30, 2021, compared to the Nine Months Ended September 30, 2020

	For the nine months ended
	September 30, 2021	September 30, 2020
Revenues, net	$25,899	$39,908

Cost of revenues	-	-

Gross profit	25,899	39,908

Operating expenses
Sales and marketing	1,276,200	431,682
General and administrative expenses	1,917,067	1,325,154
Total operating expenses	3,193,267	1,756,836

Loss from operations	(3,167,368)	(1,716,928)

Other income (expense)
Other income	91,624	-
Income from equity-method investment	39,212	-
Interest income	1,534	-
Interest expense	(572,372)	(271,702)
Total other expense	(440,002)	(271,702)

Net loss	$(3,607,370)	$(1,988,630)

Revenues

Our total revenue reported for the nine months ended September 30, 2021, was $25,899, compared with $39,908 for the nine months ended September 30, 2020. The change, which is not deemed to be material is a result of rental income activities related to IntegraGreen, whose principal balance have been significantly reduced during the nine months ended September 30, 2021.

Cost of Revenues

Our total cost of revenues was $0 for the nine months ended September30, 2021, and 2020. The Company does not record any cost of revenue since the revenue is only made up of rental income and not plot sales.

Operating Expenses

Operating expenses increased to $3,193,267 for the nine months ended September 30, 2021, from $1,756,836 for the nine months ended September 30, 2020. The detail by major category is reflected in the table below.

	Nine Months Ended September 30,
	2021	2020
Sales and marketing	$1,276,200	$431,682
General and administrative	1,917,067	1,325,154

Total Operating Expenses	$3,193,267	$1,756,836

Sales and marketing costs increased by $844,518 for the nine months ended September 30, 2021, primarily due to the fair value of options issued pursuant to a consulting and real estate sales agreement, which were granted in the nine months ended September 30, 2021.

General and administrative costs increased by $591,913 for the nine months ended September 30, 2021, primarily due to an increase in share-based compensation for consulting services and investor relations fees.

Net Loss

We finished the nine months ended September 30, 2021, with a net loss of $3,607,370, as compared to a net loss of $1,988,630 for the nine months ended September 30, 2020. Such increase in the Company’s net loss is primarily the result of increased sales and marketing expenses from the issuance of stock-based compensation under consulting agreement, increased general and administrative costs, specifically stock-based payments from consulting services and investor relations fees.

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

Capital Resources and Liquidity

Cash was $701,988 and $13,171 as of September 30, 2021, and December 31, 2020, respectively. As shown in the accompanying financial statements, we recorded a loss of $3,607,370 for the nine months ended September 30, 2021. Our working capital deficit as of September 30, 2021, was $1,365,051 and net cash flows used in operating activities for the nine months ended September 30, 2021, were $703,349. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

We anticipate generating revenues over the next twelve months, as we continue to market the sale of plots held for sale at our Oasis Park Resort and we obtain title of our other projects, which we expect will occur in the Company’s fourth fiscal quarter of the year ended December 31, 2021. Consequently, we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2021, was $703,349 which resulted primarily due to the loss of $3,607,370 offset by non-cash share-based compensation of $2,001,021, non-cash amortization of debt discount of 284,616, an increase in accounts payable of $287,596, increase in prepaid and other current assets by $157,212 and increase in deposits by $137,980.

Investing Activities

Net cash flows used in investing activities was $441,259 for the nine months ended September 30, 2021. The funds were used for the development of the commercial agriculture at Emerald Grove resort for $100,000, cash consideration of $100,000 for the acquisition of 25% of RCV accounted for as its equity-method investment and approximately $241,000 for construction at the Company’s projects.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2021, was $1,833,425 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $1,052,686, net funding from refinancing of approximately $368,736, sale of common stocks of $1,804,750, exercise of warrants and options for $100,000, and offset by repayment on a promissory note of $1,492,747.

As a result of these activities, we experienced an increase in cash and cash equivalents of $688,817 for the nine months ended September 30, 2021.

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

Off-balance Sheet Arrangements

During the period ended September 30, 2021, we have not engaged in any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of September 30, 2021, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of September 30, 2021, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Issued for Services

During the three months ended March 31, 2021, the Company committed to issue 200,000 shares per a consulting agreement valued at $280,000. These shares were issued on May 19, 2021.

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

Common Stock Issued for Cash

During the three months ended March 31, 2021, the Company received cash of $45,000 for 100,000 shares of common stock. These shares were issued on April 1, 2021

During the three months ended June 30, 2021, the Company received cash of $20,000 for 40,000 shares of common stock.

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

On February 25, 2021, the Company issued 85,000 shares of common stock as commitment shares in accordance with the terms of one of its senior secured self-amortization convertible note, with aggregate fair value of $130,900.

On July 1, 2021, the Company issued an aggregate of 35,000 shares of common stock in conjunction with executed amendments to previously executed promissory notes. These shares were issued with an estimated fair value of $12,605.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 15, 2021	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
President, Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

