Form 10-K
period 2021-12-31
International Land Alliance Inc.
filed 2022-04-15
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered under Section 12(b) of the Exchange Act: None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $22,195,117 based upon the price $1.10 at which the common stock was last sold as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal year, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of April 15, 2022, there were 33,714,041 shares of Common Stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

Item 1. Description of Business.

International Land Alliance, Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on September 26, 2013 (inception). On June 30, 2011, International Land Alliance, SA De CV (“ILA Mexico”) was formed as a Mexican corporation to acquire from Baja Residents Club, S.A., a related-party Mexican corporation, 497 acres south of San Felipe, Baja California, known as the Oasis Park project and 20 acres in Ensenada, Baja California, known as the Valle Divino project. On October 1, 2013 Roberto Jesus Valdez, Jason A. Sunstein and Elizabeth Roemer transferred their interest in Oasis Park and Valle Divino real estate projects to ILA Mexico in exchange for 7,500 shares of ILA Mexico. On October 1, 2013, we issued 3,750,000 shares of our common stock to Roberto Jesus Valdez, 3,750,000 shares of our common stock to Jason Sunstein and 1,000,000 shares of our common stock to Elizabeth Roemer in exchange for all of the outstanding shares of ILA Mexico. As a result of this transaction, ILA Mexico became our wholly owned subsidiary.

On March 5, 2019, the Company received its trading symbol “ILAL” from FINRA. On April 4, 2019, the Company was approved to have its common stock traded on the OTCQB. On April 12, 2019, the Company became eligible for electronic clearing and settlement through the Depositary Trust Company (“DTC”) in the United States.

On March 18, 2019, the Company acquired real property located in Hemet, California, which included approximately 80 acres of land and two structures for $1.1 million. The property includes the main parcel of land with existing structures along with three additional parcels of land which are vacant lots to be used for the purpose of development. The Company was generating lease income from this property up until October 1, 2021, at which point, the Company recognized revenue from the sale of 20 acres of land pursuant to ASC 606.

In October 2019, the Company entered into an agreement with Valdeland, S.A. de C.V.(“Valdeland”), a Mexican corporation controlled by our CEO, Robert Valdes, to acquire 1 acre of land at the Bajamar Ocean Front Golf Resort in Ensenada, Baja California, known as the Plaza Bajamar. The transfer of title to for this project is subject to approval from the Mexican government in Baja California. Although management believes that the transfer of title to the land will be approved and transferred by the end of our second fiscal quarter of 2022, there is no assurance that such transfer of title will be approved in that time frame or at all.

On July 2020, the Company filed the Articles of Organization with the California Secretary of State for Emerald Grove Estates, LLC (“Emerald Estates”). Emerald Estates is a wholly owned subsidiary of the Company. The purpose of Emerald Estates is agriculture and land development. On January 27, 2021, Jason Sunstein and ILAL granted the deed of the property in Sycamore Road, Hemet, California to Emerald Grove Estates LLC.

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

On December 14, 2021, the Company executed a rescission agreement with A&F, which terminated any and all of its interest, directly or indirectly, in the lease of a small portion of its land in Southern California for the growing of hemp. The Company, who is a developer of land for resorts and commercial buildings, will begin subdividing the property for the construction of residential homes. The Company was never in the hemp business and acted strictly as a lessor. Pursuant to the rescission agreement the Company will be paid $150,000 over the next two years, which includes $100,000 previously loaned to the venture for the purposes of improvements to the property.

On March 29, 2021, the Company executed a Letter of Intent (the “LOI”) to acquire two parcels of land in Rosarito Beach, Baja California, Mexico, with total surface area of roughly 32 acres valued at approximately $6 million. The all-stock transaction includes plans and permits for an existing 450-homesite project situated near the Pacific Ocean, with existing sales averaging $50,000 per residential plot. The LOI includes the accounts receivable for plots sold and the remaining unsold plots. The closing is subject to standard conditions including, completion of due diligence by both parties and the negotiation and execution of mutually acceptable definitive documents. The Agreement merely represents the present understanding with respect to the intended acquisition transaction and is not binding upon the parties. Due to continuing impact of Covid-19, the Seller’s ability to subdivide the master parcel has been delayed. Due to continued impact of COVID-19, the seller was not able to get the subdivision permits and the time outlined in the LOI expired, as such the Company is no longer pursuing this opportunity.

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

Industry Overview

Mexico’s real estate industry has experienced a wave of growth brought about by foreign investment with the creation of investment trusts in 1993 (“fideicomiso”) and significant changes in regulations, primarily NAFTA in 1994, along with competitive land prices and the significant expansion of new business centers and factories (“Maquiladoras”) across the country over the last 10 years.

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

In addition to a strong domestic market, demand has also been fueled by international buyers from California seeking affordable retirement alternatives.  Due to a serious housing shortage, CoreLogic data show the median price of a Southern California home, or the price at the midpoint of all sales, was $706,000 in February 2022, up 15.4% from February 2021. That’s a 12-month gain of $94,000, equivalent to a price hike of $1,800 every week.  Prices hit or tied all-time highs in all but one county, Los Angeles, in the six-county region.

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

Government Regulation

The housing and land development industries are subject to increasing environmental, building, zoning, and real estate sales regulations by various authorities. Such regulations affect home building by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design. Some regulations affect development activities by directly affecting the viability and timing of projects.

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

Employees

As of the date of this filing, we have four employees, three of whom are the Company’s executive officers.

We have, currently and will continue to use independent contractors to assist us in marketing and selling our products.

Recent Developments

Subsequent to December 31, 2021, the Company issued 814,714 shares of common stock pursuant to a consulting agreement executed on April 1, 2016, with an estimated fair value of approximately $447,000. Such issuance relates to advisory services in connection with potential acquisitions, product development, marketing & promotion of the Company’s real estate properties. Such liability was included in accounts payable and accrued liabilities in the Company’s consolidated balance sheet as of December 31, 2021.

Subsequent to December 31, 2021, the Company executed a consulting and real estate sales agreement with an initial six-month term. Pursuant to such contract, the Company issued 600,000 options to purchase common stock of the Company at $0.001 strike price. The consultant immediately exercised the options and the Company issued 600,000 shares of Common Stock.

Subsequent to December 31, 2021, the Company executed three securities purchase agreements with three investors, which included (i) the issuance of three promissory notes for total principal amount of $616,200 and net funding of $522,500 and (ii) 687,500 warrants to purchase an equivalent number of Common Stock at a strike price of $0.80. In connection with the securities purchase agreements, the Company also issued a total of 450,000 commitment shares fully earned on issuance. Two of the promissory notes are convertible into the Company’s common stock at a fixed conversion rate upon an event of default. One of the convertible notes, is convertible at a discounted price to the closing bid price of the Company.

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the United States (the “U.S.”) and Mexico, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The outbreak of COVID-19 (in particular the new and evolving strains) continues to grow both in the U.S., Mexico and globally and related government and private sector responsive actions may adversely affect our business operations. The outbreak of COVID-19 affected our sales process with travel limitations imposed by the State of California and the U.S. for international border crossing. This limits sales prospects from visiting our properties in Baja California from our primary target market, Southern California. This outbreak has also resulted in reduced customer traffic from surrounding areas within Baja California and the temporary reduction of sales office operating hours. These developments have negatively impacted sales and gross margin. While management reasonably expects the COVID-19 outbreak to negatively impact the Company’s financial condition, operating results, and timing and amounts of cash flows, the related financial consequences and duration are highly uncertain.

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

The Company has accumulated deficit of $14,703,818 as of December 31, 2021, and never operated at a profit and its loss for the year ended December 31, 2021, was $5,062,062. This loss and deficit may impact the future of the Company in many ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good trading price for our common stock.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to repay or refinance our obligations, to raise additional capital and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, stockholders will lose their investment. We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

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
●

the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, discretionary income for recreational travel and commercial activity;

●	political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce or other public activities, moratoria and restricted international travel particularly to Mexico;
●	the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;
●	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans, and possible related distortions in market values and liquidity for such assets whose markets have or are assumed to have government support versus possibly similar assets that do not;
●	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;
●	the ability of our employees and our third-party vendors to work effectively during the course of the pandemic; and
●	potential longer-term shifts toward telecommuting and telecommerce;

We are continuing to monitor the spread of COVID-19, new novel strains and related risks, although the rapid development and fluidity of situation precludes any prediction as to its ultimate impact on us. However, if the spread continues, cities and states re-institute travel restrictions, shut downs or other mandates, such impact could grow and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our Certificate of Incorporation and Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Certificate of Incorporation generally limits our officers’ and directors’ personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith, or which involve intentional misconduct or a knowing violation of law. Our Certificate of Incorporation and Bylaws, provide indemnification for our officers and directors to the fullest extent authorized by the Wyoming Business Corporation Act against all expense, liability, and loss, including attorney’s fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a “Proceeding”) to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he is or was an officer or director of the Company, or is or was serving at the request of the Company whether the basis of the Proceeding is an alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company. Such an indemnification payment might deplete the Company’s assets. Stockholders who have questions regarding the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended, and the rules and regulations there under, is against public policy and therefore unenforceable.

We will need additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities of our residential property’s operations have been and will continue to be significant. As of December 31, 2021, we do expect to require additional funding in order to continue development. construction of model homes, infra structure and amenities and marketing activities associated with our different properties. Our current cash position will not be sufficient to fund any future plans and to accelerate our commercialization efforts. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We have a potential conflict of interest with a company controlled by one of our officers and directors.

We have and will continue to enter into agreements with firms owned or controlled by our officers and directors. A conflict of interest will arise should a dispute occur with the respect of our rights and obligations pursuant to the agreements and those firms. Under Wyoming law a conflict of interest transaction is not voidable if the transaction was fair at the time it was entered into or is approved in advance by the vote of the board of directors not having an interest in the transaction if the material facts of the transaction and the director’s interest are disclosed or known to the board prior to the vote. Each officer and director owe a fiduciary duty to the Company to present business opportunities to the Company. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors to other entities will materially affect our ability to identify and pursue business opportunities or to complete our initial business objectives.

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

From our current real estate projects and any future real estate project acquired, we will be subject to risks incident to the ownership of real estate, including: changes in general economic or local conditions, such as a decrease in demand for residential, commercial and industrial space due to a decrease in population or employment or changes in technology or adverse downturns in the general economy; changes to preferences that reduce the attractiveness of our properties to end users; fluctuation in mortgage rates, building ownership or operating expenses; rises and falls in undeveloped land values; costs of infrastructure, construction or other development costs; changes in supply or demand of competing properties in an area; changes in interest rates, zoning and other governmental regulations and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive; increases in the cost of adequate maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when a property is not generating revenue; inflation; and changes in tax laws and rates. A negative change in any of these risks could reduce the demand for any properties we may acquire and a reduction in demand could result in a loss to us in the operation of or upon the sale of any such properties we may acquire.

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

The economic performance and value of our real estate assets will be subject to the risks described below that are normally associated with changes in national, regional, and local political, economic and market conditions. These factors may adversely affect the ability of our customers to buy our real estate. Other local economic conditions that may affect the performance and value of the properties include the local economy of a given real estate project; competition for buyers, including competition based on attractiveness and location of the property; and the quality of amenities a project has to offer. In addition, other factors may affect the performance and value of a property adversely, including changes in laws and governmental regulations (including those governing usage, zoning and taxes), changes in interest rates (including the risk that increased interest rates may result in a decline in the liquidity of our properties), declines in housing or commercial property purchases and the availability of financing. Adverse changes in any of these factors, each of which is beyond our control, could reduce the cash flow that we receive from our properties, and adversely affect the value of your investment.

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

We have procured a $2,000,000 general liability insurance policy for our business. In addition, we procured a $1,000,000 Executive and Corporate Securities Liability policy (“D&O”).  To the extent that we suffer a loss of a type which would exceed our limit, we could incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Adverse publicity could result in a loss of consumer confidence in our business or our securities.

We may be subject to regulatory inquiries, claims, suits prosecutions which may impact our profitability.

Any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits and prosecutions. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits, and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits, and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

Risks Related to Our Common Stock

We will be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

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

Our directors own a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions.

Our Chief Executive Officer and Director Roberto Valdes, and our Chief Financial Officer and Director Jason Sunstein, together own 8,481,813 shares of common stock, or approximately 29% of our outstanding voting securities. As a result, currently, and after the filing, they will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Because our directors hold a significant amount of our shares of common stock, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on the operating effectiveness of the Company’s Internal Controls over financial reporting. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our Directors, Roberto Valdes and Jason Sunstein, control approximately 29% of our outstanding voting securities, will continue to own a significant percentage of our voting securities, it may not be possible to have adequate internal controls. We cannot predict what affect this will have on our stock price.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. As of the date of this report we had 33,714,041 shares of common stock outstanding. Accordingly, we may issue approximately 41,285,959 additional shares of common stock subject to limitation on reserve amounts for other securities outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

We expect to experience volatility in the price of our common stock, which could negatively affect stockholders’ investments.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of common stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock

Anti-takeover effects of certain provisions of Wyoming state law may hinder a potential takeover of us.

Wyoming has a business combination law that prohibits certain business combinations between Wyoming corporations and “interested stockholders” for two years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Wyoming law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Wyoming’s business combination law is potentially to discourage parties interested in taking control of us from doing so if they cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

The shares of our common stock are thinly traded on the OTCQB Marketplace, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

We could issue additional common stock, which might dilute the book value of our common stock.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote and might dilute the book value of our common stock.

Our common stock could be further diluted as a result of the issuance of convertible securities, warrants or options.

In the past, we have issued convertible securities (such as convertible debentures and notes), warrants and options in order to raise money or as compensation for services and incentive compensation for our employees and directors. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of these convertible securities, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock or could result in adjustments to exercise prices of outstanding warrants (resulting in these securities becoming exercisable for, as the case may be, a greater number of shares of our common stock), or could obligate us to issue additional shares of common stock to certain of our stockholders.

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

As of April 14, 2022, there were 207 holders of record of our common stock. As of such date, 33,714,041 shares of our common stock were issued and outstanding.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol “ILAL”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years. Such prices are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal 2020	Low	High
First Quarter	$0.06	$1.41
Second Quarter	$0.35	$0.85
Third Quarter	$0.25	$0.66
Fourth Quarter	$0.30	$0.59

Fiscal 2021	Low	High
First Quarter	$0.35	$1.84
Second Quarter	$0.84	$1.52
Third Quarter	$0.53	$1.20
Fourth Quarter	$0.35	$1.02

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

2020 Plan

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	1,700,000	$0.33	1,300,000
Total	1,700,000	$0.33	1,300,000

2019 Plan

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	2,150,000	$0.48	850,000
Equity compensation plans approved by security holders	-	-	-
Total	2,150,000	$0.48	850,000

Brief Description of equity compensation plan.

On February 11, 2019, the Company’s Board of Directors approved a 2019 equity incentive Plan (the “2019 Plan”). In order for the 2019 plan to grant “qualified stock options” to employees, it requires approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholders’ approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock under the Plan. The Company has issued 1,350,000 options under the 2019 Plan during the year ended December 31, 2020.

The Company has issued 2,150,000 options under the 2019 Plan with a weighted average strike price of $0.48 during the year ended December 31, 2021.The Company has a total of 2,150,000 options issued and outstanding as of December 31, 2021.

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

The Company has issued 1,000,000 options under the 2020 Plan during the year ended December 31, 2021, of which 1,000,000 were exercised and converted to an equivalent number of Common Stock for total consideration of $50,000. The Company has a total of 1,700,000 options issued and outstanding as of December 31, 2021.

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

Recent Sales of Unregistered Securities

See Note 10 to the consolidated financial statements for disclosure of the issuance of unregistered securities for the year ended December 31, 2021.

Subsequent to December 31, 2021, the Company issued 814,714 shares of common stock pursuant to a consulting agreement executed on April 1, 2016, with an estimated fair value of approximately $447,000.

Subsequent to December 31, 2021, the Company executed three securities purchase agreements with three investors, and issued 450,000 commitment shares fully earned on issuance.

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

Overview

The real estate market in the Northern Baja California has continued to significantly improve and has fully recover from the negative impact of Covid-19. The housing prices has continued to rise in the Southwest U.S., and inventory has remained severely low, which generated additional attraction from home buyers seeking second homes or vacation homes.

The Company’s current portfolio includes residential, resort and commercial properties comprising of the following projects:

■	Oasis Park Resort is a 497-acres master planned real estate community including 1,344 residential home sites, south of San Felipe, Baja California that offers180-degree sea and mountain views. In addition to the residential lots, there is a planned boutique hotel, a spacious commercial center, and a nautical center. The Company recently allowed prospective homeowners and existing lot holders to tour the property again, which resulted in multiple sales closings and commitments for new home construction. 75 of the 1,344 planned residential lots were pre-sold to initial stakeholders. The Company has made significant progress on the project, which included the completion of the two-mile access road and the community entrance structure. The Company also started construction of the waterfront clubhouse, and model homes. During the fiscal year ended December 31, 2021, the Company sold 3 home sites and received a down payment on the first new home construction.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally-renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

Equity-method investment:

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCV is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCV in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was recorded as an equity-method investment in the Company’s condensed consolidated financial statements.

During the fiscal year ended December 31, 2021:

■	The Company executed residential plot sales agreements for its Valle Divino project and accepted several reservations for home sales to purchase twenty percent (20%) inventory for phase I project at its Plaza Bajamar. To avoid paying multiple title transfer fees and the extended time for each recording, the seller for both parcels, Valdeland, S.A. de C.V., an entity controlled by the Company’s Chief Executive Officer, is in the process of creating a master bank trust. This will provide the Company through its Mexican’s subsidiary, International Land Alliance, S.A. de C.V., the rights, and interest to each property, including buildings and improvements. As demonstrated from the Company’s Oasis Park Resort, this will also potentially allow the Company to record revenue from its Valle Divino and Plaza Bajamar projects, as sales are made, and individual trusts are established for each buyer, pending further review of Mexican trust law. The Company expects to have this trust established by the end of second fiscal quarter of 2022. As of December 31, 2021, the Company received approximately $102,164 from plot sales, which are currently reported as contract liability in the Company’s consolidated balance sheet until individual trusts are established and title transferred to the buyer. The Company broke ground on the Valle Divino development in July 2020 and completed its first stage of construction in January 2021 and started reservations of residential lots. The Company has a dedicated partner for solar-plus-storage power solutions at its properties, CleanSpark, Inc., which serves as the Company’s exclusive partner for the installation of solar solutions across its portfolio, including the model homes at Plaza Bajamar. The Company commenced construction of a model home, and a clubhouse for wine tasting.

■	The Company partnered with Clean Spark, Inc. to successfully deploy a microgrid on the Company’s model home at Plaza Bajamar, and established plan to outfit all units at the property, as well all units at Valle Divino with solar micro grid installations.

■	Resumed construction and service work at Oasis Park Resort for Phase I of the project.

■	Reopened the Company’s newly renovated event center at its Emerald Grove Estates property in Southern California. The Company entered into a contract to sell a vacant 20-acre parcel of the property for approximately $630,000. The property includes the main parcel of land with existing structures along with three additional parcels of land which are vacant plots.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. As progress continues on the development of the Oasis Park Resort, we are expecting the transfer of title on the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California during the Company second fiscal quarter of 2022, as we continue to follow the necessary steps to complete this legal process.

■	Continued efforts to secure financing and strengthen balance by closing a $2.0 million financing with accredited institutional investors and paid off a $500,000 bridge loan in full.

■	Completed the refinancing of our existing first and second mortgage loans on the 80 acres of land and existing structure of our Emerald Grove property for aggregate principal amount of $1,787,000, which provided a net funding of approximately $387,000.

Results of Operations for the year ended December 31, 2021, compared to the year ended December 31, 2020

	For the years ended
	December 31, 2021	December 31, 2020
Revenues and lease income	$522,696	$8,290

Cost of revenues	67,806	-

Gross profit	454,890	8,290

Operating expenses
Sales and marketing	1,782,000	122,726
General and administrative expenses	2,875,818	2,023,321
Total operating expenses	4,657,818	2,146,047

Loss from operations	(4,202,928)	(2,137,757)

Other income (expense)
Other income (expense)	91,624	(57,697)
Loss from equity-method investment	(168,170)	-
Interest income	18,234	-
Interest expense	(800,822)	(471,344)
Total other expense	(859,134)	(529,041)

Net loss	$(5,062,062)	$(2,666,798)

Revenues

Our total revenue reported for the year ended December 31, 2021, was $522,696, compared with $8,290 for the year ended December 31, 2020.

During the year ended December 31, 2021, the Company recognized $496,797 related to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California, and $25,899 in rental income activities related to IntegraGreen as the transaction was previously accounted for pursuant to ASC 842.

Cost of Revenues

Our total cost of revenues for the year ended December 31, 2021, was $67,806 compared with $0 for the year ended December 31, 2020. The change is a result of the cost of associated with the cost of the 20 acres of land sold to IntegraGreen.

Operating Expenses

Operating expenses increased to $4,657,818 for the year ended December 31, 2021, from to $2,146,047 for the year ended December 31, 2020. The detail by major category is reflected in the table below.

Sales and marketing costs increased by $1,659,274 for the year ended December 31, 2021, primarily due to the fair value of options issued pursuant to a consulting and real estate sales agreement, which were granted during the year ended December 31, 2021. The Company also granted common shares with a fair value of approximately $447,000 with regards to consulting and advisory services on M&A, marketing & promotions of the Company real estate projects.

General and administrative costs increased by $852,497 for the year ended December 31, 2021, primarily due to compensation expense resulting from new employment contracts for our President, investors relations, and stock-based compensation.

Other expense

Other expense increased by $330,093 to $859,134 for the year ended December 31, 2021, from $529,041 for the year ended December 31, 2020. Such increase is primarily due to interest expense which increased by $329,478 and by the loss from the Company’s share in the equity of its equity-method investee for $168,170, offset by the reversal of default penalties on promissory notes for $100,000 recorded in other income, interest income from the financing component of the lot sale to Integragreen for approximately $18,000.

Net Loss

We finished the year ended December 31, 2021, with a net loss of $5,062,062, as compared to a loss of $2,666,798 for the year ended December 31, 2020, which is primarily the result of increased compensation to our officers, stock-based compensation, investors relations, interest expense incurred and the loss from our equity-method investment during the fiscal year ended December 31, 2021.

The factors that will most significantly affect future operating results will be:

■	The acquisition of land with lots for sale.
■	The sale price of future lots, compared to the sale price of lots in other resorts in Mexico.
■	The cost to construct a home on the lots to be transferred, and the quality of construction.
■	The quality of our amenities.
■	The effectiveness of our sales and marketing strategies.
■	The global economy and the demand for vacation homes.
■	The on-going effect of COVID-19 on the US and Global economy.
■	The access to capital financing to continue the development of our existing projects and acquire new projects.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Cash and cash equivalents were approximately $56,600 at December 31, 2021. As shown in the accompanying consolidated financial statements, we recorded a loss of $5,062,062 and $2,666,798 for the years ended December 31, 2021, and 2020, respectively. Our working capital deficit at December 31, 2021 was approximately $2,118,600 and net cash flows used in operating activities for the year ended December 31, 2021, were approximately $1,036,000. These factors and our limited ability to raise additional capital to accomplish our objectives, raise substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating continued revenues over the next twelve months as we continue to market the sale of lots held for sale, now having assumed title of our Oasis Park Resort property and expect to assume title to our other properties; however, there can be no assurance that such revenue will be sufficient to cover our expenses. Consequently, we expect to be dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences, and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to continue to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2021, was $1,035,678, which resulted primarily due to the loss of $5,062,062 offset by stock-based compensation of $2,129,266, fair value of shares issued as settlement of debt of $103,470, the fair value of commitment shares issued with convertible notes for $136,800, fair value of shares issued for service for $387,108, depreciation expense of $49,673, amortization of debt discount for $296,541, loss from equity-method investment of $168,170, and change in assets and liabilities of approximately $676,674.

Net cash flows used in operating activities for the year ended December 31, 2020, was $709,754, which resulted primarily due to the loss of $2,666,798 offset by debt discount amortization expense of $202,148, depreciation and amortization of $45,874, and stock-based compensation of $956,447

Investing Activities

Net cash flows used in investing activities was $722,050 for the year ended December 31, 2021. The funds were used for the development of the commercial agriculture at Emerald Grove resort for $100,000, cash consideration of $100,000 for the acquisition of 25% of RCV accounted for as its equity-method investment and approximately $522,050 for construction at the Company’s projects.

Net cash flows used in investing activities was $103,000 for the year ended December 31, 2020. The funds were used for the acquisition and development of the Emerald Grove property and Plaza Bajamar property.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2021, was $1,801,147 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $1,186,685, net funding from refinancing of approximately $368,736, sale of common stocks of $1,804,750, exercise of warrants and options for $100,000, and offset by repayment on a promissory note of $1,659,024.

Net cash flows provided by financing activities for the year ended December 31, 2020, was $653,399 primarily from cash proceeds from sale of common stocks and warrants of $125,000, and cash proceeds from sale of common stock, warrants and plots of land promised to investors, net of expenses of $228,395, cash proceeds from warrant and option exercise of $81,308 and cash proceeds from note payable of $406,317.

As a result of these activities, we experienced an increase in cash and cash equivalents of approximately $43,400 for the years ended December 31, 2021, and a decrease in cash and cash equivalents of $159,355 for the year ended December 31, 2020. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors.

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are disclosed in Note 2 of our audited consolidated financial statements included herein. We consider the following accounting policies critical to the understanding of the results of our operations:

■	Going concern. It requires to rely on management’s representation on financial forecast.
■	Revenue recognition. It requires judgement to determine when a contract exists, when performance obligations are met and the estimated variable consideration if any.
■	Issuance of debt with attached financial instruments. Some instruments carry embedded features that require bifurcation from host instrument and accounting as derivative liability.
■	Accounting of the Company’s equity-method investment. Indeed, it requires judgement by management to determine whether these is significant influence or control over the Company’s investee. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over these policies.

Off-balance Sheet Arrangements

Since our inception through December 31, 2021, we have not engaged in any off-balance sheet arrangements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

International Land Alliance, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Land Alliance, Inc. (the “Company”) as of December 31, 2021, and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, has limited financial resources to repay its obligations and will require substantial new capital to execute its business plans, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of a Matter – Significant Related Party Transactions.

As described in Notes 3, 4, 5, 6, 7 and 8, the Company engages in substantial real estate activities between the Company and other entities controlled by an officer of the Company. The Company has also borrowed funds from an entity controlled by other officers of the Company.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

April 15, 2022

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$56,590	$13,171
Accounts Receivable	314,090	-
Prepaid and other current assets	251,665	225,199
Total current assets	622,345	238,370

Land	203,419	271,225
Land Held for Sale	647,399	647,399
Buildings, net	915,884	860,594
Furniture and equipment, net	2,682	-
Construction in Process	852,020	353,000
Note Receivable	100,000	-
Accrued interest on note receivable	3,234	-
Equity-method investment	2,511,830	-
Other non-current assets	-	34,693

Total assets	$5,858,813	$2,405,281

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,656,533	$869,864
Contract liability	126,663	111,684
Deposits	20,000	95,000
Promissory notes, net of debt discounts	102,762	1,875,164
Promissory notes, net discounts – Related Party	834,984	361,989
Total current liabilities	2,740,942	3,313,701

Promissory notes, net of current portion	1,735,538	-

Total liabilities	4,476,480	3,313,701

Commitments and Contingencies (Note 9)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500

Stockholders’ equity (deficit)

Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of December 31, 2021, and December 31, 2020.	28	28
1,000 Series B shares issued and outstanding as of December 31, 2021, and December 31, 2020.	1	1
Common stock; $0.001 par value; 75,000,000 shares authorized; 31,849,327 and 23,230,654 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively.	31,850	23,231
Additional paid-in capital	15,760,772	8,705,620
Stock payable (receivable)	-	(289,044)
Accumulated deficit	(14,703,818)	(9,641,756)
Total stockholders’ equity (deficit)	1,088,833	(1,201,920)

Total liabilities and stockholders’ equity (deficit)	$5,858,813	$2,405,281

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended,
	December 31, 2021	December 31, 2020

Revenues and lease income	$522,696	$8,290

Cost of revenue	67,806	-

Gross profit	454,890	8,290

Operating expenses
Sales and marketing	1,782,000	122,726
General and administrative expenses	2,875,818	2,023,321
Total operating expenses	4,657,818	2,146,047

Loss from operations	(4,202,928)	(2,137,757)

Other income (expense)
Other income (expense)	91,624	(57,697)
Loss from equity-method investment	(168,170)	-
Interest Income	18,234	-
Interest expense	(800,822)	(471,344)
Total other expense	(859,134)	(529,041)

Net loss	$(5,062,062)	$(2,666,798)

Intrinsic value of the Series B Preferred stock beneficial conversion feature	$-	$(293,500)

Net loss attributable to common shareholders	$(5,062,062)	$(2,960,298)

Loss per common share - basic and diluted	$(0.18)	$(0.14)

Weighted average common shares outstanding - basic and diluted	28,186,226	21,793,535

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Stock	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	payable	Deficit	(Deficit)
Balance, December 31, 2019	28,000	$28	1,000	$1	20,614,289	$20,615	$6,702,750	$127,858	$(6,974,958)	$(123,706)
Common stock, warrants and options issued for services	-	-	-	-	750,000	750	1,365,485	(409,788)	-	956,447
Common stock, warrants and plots promised for cash, net	-	-	-	-	750,160	750	195,133	32,512	-	228,395
Common stock issued for warrant/options exercise	-	-	-	-	187,615	188	81,120	-	-	81,308
Stock issued in connection with debt	-	-	-	-	171,923	171	126,889	(97,858)	-	29,202
Common stock, warrants and options sold for cash	-	-	-	-	506,667	507	154,493	(30,000)	-	125,000
Common stock to be issued with promissory notes	-	-	-	-	-	-	-	88,232	-	88,232
Common stock issued with Land acquisition	-	-	-	-	250,000	250	149,750	-	-	150,000
Dividend on Series B Preferred	-	-	-	-	-	-	(70,000)	-	-	(70,000)

Net loss	-	-	-	-	-	-	-	-	(2,666,798)	(2,666,798)
Balance, December 31, 2020	28,000	$28	1,000	$1	23,230,654	$23,231	$8,705,620	$(289,044)	$(9,641,756)	$(1,201,920)
Common stock issued for services	-	-	-	-	595,946	596	351,224	35,289	-	387,109
Common stock issued for cash	-	-	-	-	140,000	140	64,860	-	-	65,000
Common stock issued for warrant/options exercise	-	-	-	-	1,160,000	1,160	98,840	-	-	100,000
Common stock, warrants and plots promised for cash, net	-	-	-	-	170,000	170	61,863	(32,512)	-	29,521
Common stock issued against accrued interest due to related party	-	-	-	-	29,727	30	10,969	-	-	10,999
Commitment shares issued with promissory notes	-	-	-	-	370,000	370	267,330	-	-	267,700
Common stock for debt settlement	-	-	-	-	153,000	153	97,050	6,267	-	103,470
Common stock issued with equity-method	-	-	-	-	3,000,000	3,000	2,577,000	-	-	2,580,000
Common stock issued with cash, net of offering costs	-	-	-	-	3,000,000	3,000	1,736,750	-	-	1,739,750
Dividend on Series B Preferred	-	-	-	-	-	-	(60,000)	-	-	(60,000)
Stock-based compensation	-	-	-	-	-	-	1,849,266	280,000	-	2,129,266
Net loss	-	-	-	-	-	-	-	-	(5,062,062)	(5,062,062)
Balance, December 31, 2021	28,000	$28	1,000	$1	31,849,327	$31,850	$15,760,772	$-	$(14,703,818)	$1,088,833

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended,
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities
Net loss	$(5,062,062)	$(2,666,798)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	2,129,266	956,447
Fair value of shares issued for debt settlement/modification	103,470	-
Fair value of commitment shares	136,800	-
Fair value of shares issued for services	387,108	-
Loss on debt extinguishment	10,876	-
Depreciation and amortization	49,673	45,874
Loss from equity-method investment	168,170	-
Amortization of debt discount	296,541	202,148
Changes in assets and liabilities
Accounts Receivable	(314,089)	-
Prepaid and other current assets	80,755	(75,199)
Other non-current assets	34,693	(24,153)
Accrued interest on note receivable	(3,234)	-
Cost of land sold	67,806	-
Accounts payable and accrued interest	909,049	777,823
Contract liability	44,500	61,684
Deposit	(75,000)	12,420

Net cash used in operating activities	(1,035,678)	(709,754)

Cash Flows from investing
Cash payment to collaborative agreement	(100,000)	-
Equity-method investee acquisition	(100,000)	-
Building and Construction in Progress acquisition	(522,050)	(103,000)
Net cash used in investing activities	(722,050)	(103,000)

Cash Flows from Financing Activities
Company expenses paid by investor through promissory note	-	16,815
Common stock and warrants sold for cash	1,804,750	125,000
Common stock, warrants and plots promised for cash, net	-	228,395
Common stock issued for warrant exercise	100,000	81,308
Cash payments on promissory notes – related party	(676,938)	(76,000)
Cash payments on promissory notes	(982,086)	(128,437)
Cash proceeds from promissory notes	288,874	406,318
Cash proceeds from refinancing	368,736	-
Cash proceeds promissory notes – Related party	897,811	-
Net cash provided by financing activities	1,801,147	653,399

Net increase (decrease) in Cash	43,419	(159,355)

Cash, beginning of period	13,171	172,526

Cash, end of period	$56,590	$13,171

Supplemental disclosure of cash flow information
Cash paid for interest	$152,979	$151,874
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Fair value of shares issued for land acquisition	$29,521	$150,000
Dividend on Series B	$60,000	$70,000
Additions to fixed assets paid by investor	$84,614	$25,679
Accounts payable paid by investor	$25,462	$69,319
Original Issue Discount	$-	$33,500
Debt discount	$-	$43,385
Cancellation of previously issued common stock	$315,288	$-
Accrued interest on notes paid by related party	$30,934	$-
Common stock issued with debt modification	$8,970	$-
Common stock issued in settlement of related party debt	$10,999	$-
Common stock issued as consideration for equity-method investment	$2,580,000	$-
Payment of promissory notes by related party	$111,110	$-
Commitment shares issued with promissory notes	$130,900	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

For the Years Ended December 31, 2021, and 2020

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

On December 14, 2021, the Company executed a rescission agreement with A&F, which terminated any and all of its interest, directly or indirectly, in the lease of a small portion of its land in Southern California for the growing of hemp. The Company, who is a developer of land for resorts and commercial buildings, will begin subdividing the property for the construction of residential homes. The Company was never in the hemp business and acted strictly as a lessor. Pursuant to the rescission agreement the Company will be paid $150,000 over the next two years, which includes $100,000 previously loaned to the venture for the purposes of improvements to the property.

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of December 31, 2021, the Company’s current liabilities exceeded its current assets by approximately $2,118,600. The Company has recorded a net loss of $5,062,062 for the year ended December 31, 2021, has an accumulated deficit of approximately $14,703,800 as of December 31, 2021. Net cash used in operating activities for the year ended December 31, 2021, was approximately $1,036,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently raising additional capital through debt and equity in order to continue the funding of its operations, which may have the effect of diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales and weak demand for purchase of plots continues, the Company will continue to experience a shortfall in cash, and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its future operations subsequent to December 31, 2021. The direct impact of these conditions is not fully known.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”), Emerald Grove Estates LLC, incorporated in the State of California. ILA Fund includes cash as its only assets with minimal expenses as of December 31, 2021. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of December 31, 2021. All intercompany balances and transactions are eliminated in consolidation.

The Company’s consolidated subsidiaries and/or entities were as follows:

Name of Consolidated Subsidiary or Entity	State or Other Jurisdiction of Incorporation or Organization	Attributable Interest
ILA Fund I, LLC	Wyoming	100%
International Land Alliance, S.A. de C.V. (ILA Mexico)	Mexico	100%
Emerald Grove Estates, LLC	California	100%

Investments - Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2021, Management believes the carrying value of its equity method investments were recoverable in all material respects.

Use of Estimates

The preparation of financial statements in conformity with US. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from managements estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.
■	Useful lives of building.
■	Assumptions used in valuing equity instruments.
■	Deferred income taxes and related valuation allowance.
■	Going concern.
■	Assessment of long-lived asset for impairment.
■	Significant influence or control over the Company’s equity-method investee.
■	Revenue recognition.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief Operating Decision Maker (“CODM”) regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021, and 2020, respectively.

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

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of December 31, 2021, or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities, contracts liability, deposits, promissory notes, net of debt discounts and promissory notes related party approximate fair value due to their relatively short maturities. Equity-method investment is recorded at cost, which approximates its fair value since the consideration transferred includes cash and a non-monetary transaction, in the form of the Company’s common stock, which was valued based on a combination of a market and asset approach.

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

A variety of costs are incurred in the acquisition, development, and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete, and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC 835-20 Interest – Capitalization of Interest and ASC 970 Real Estate - General. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy or sale upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606.

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

On September 30, 2019, the Company entered into a contract for deed agreement “Agreement” with IntegraGreen whose principal is also a creditor. Under the agreement the Company agreed to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California for a total purchase price of $630,000, $63,000 was paid upon execution and the balance is payable in a balloon payment on October 1, 2026, with interest only payments of $3,780 due on the 1st of each month beginning April 1, 2020. During the duration of the Agreement the Company retains title and is allowed to encumber the property with a mortgage at its discretion, however IntegraGreen has the right to use the property. The Company may also evict IntegraGreen from the premises in the case of default under the agreement. Effective on October 1, 2021, the Company determined that the agreement met the definition of a contract pursuant to the guidance in ASU 2014-09 and recognized to revenue approximately $496,800.

Prior to October 1, 2021, the Company’s management deemed that there was an embedded lease feature in the Agreement in accordance with ASC 842. The interest earned and accrued of the carry-back financing amounted to $25,899 and were recognized as lease income during the year ended December 31, 2021

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $0 and $123,000 for the years ended December 31, 2021, and 2020, respectively.

Debt issuance costs and debt discounts

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying consolidated balance sheets.

Stock-Based Compensation

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model, based on weighted average assumptions. Expected volatility is based on historical volatility of our common stock. The Company has elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin Topic 14C to estimate the expected term of employee stock options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The value of stock awards is determined using the fair value of the Company’s common stock on the date of grant. Following the adoption of Accounting Standards Update ASU 2016-09, the Company elected to account for forfeitures as they occur. Any compensation cost previously recognized for an unvested award that is forfeited because of a failure to satisfy a service condition is reversed in the period of the forfeiture. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. Stock-based compensation includes the fair value of options, warrants and restricted stocks issued to employees, directors, and non-employees.

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

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the year ended December 31, 2021	For the year ended December 31, 2020

Options	3,850,000	2,900,000
Warrants	3,180,000	460,000
Total potentially dilutive shares	7,030,000	3,360,000

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2021. All of the Company accounts receivable is concentrated with one customer.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. The Company is currently evaluating the potential impact of the Update on its financial statements.

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

The new standard will also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For Emerging Growth Companies like ILA, ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2021. Early adoption is permitted. Management is in the initial stage of its assessment of the new standard and is currently evaluating the quantitative impact of adoption, and the related disclosure requirements. Management expects that the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on the Company’s balance sheet. The Company does not expect the adoption of Topic 842 to have a material impact to the statements of operations or to have any impact on its cash flows from operating, investing, or financing activities.

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement (“RPA” or “the Agreement”) to acquire real property located in Hemet, California, which included approximately 80 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant lots to be used for the purpose of development “vacant lots”. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required by the seller to transfer the property for consideration to an individual versus a separate legal entity. The transaction closed on March 18, 2019, and the consideration included a loan financed in the amount of $605,000 in addition to cash consideration of $524,613 which came from a portion of funds loaned by investors of the Company to be repaid as interest bearing notes payable. On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The mortgage obligation was assumed by the Company, as approved by the Board of Directors in March 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default. The Company recorded the assets acquired and liabilities assumed at fair value on the date of assignment and assumption. The Company completed the refinancing of its existing first and second mortgage loans on the 80 acres of land and existing structure of its Emerald Grove property for aggregate principal amount of $1,787,000, which provided a net funding of approximately $387,000 during the first fiscal quarter of 2021.

During the year ended December 31, 2021, the Company recognized $496,797 of revenue related to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California, to IntegraGreen.

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

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. It was previously subject to approval by the Mexican government in Baja, California which was finalized in June 2019. As consideration for the promise to transfer title, the Company previously issued 7,500,000 shares of founder’s common stock that was valued at $750,000 or $0.10 per common share. No prior accounting was recorded for this issuance pending resolution of the contingency to transfer title, which was resolved during the year ended December 31, 2019. A portion of this value was allocated to the Oasis Park resort and a portion was allocated to other properties as the Company continues to receive transfer of title. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as lots are sold. As of December 31, 2021, and 2020, the Company reported a balance for assets held for sale of $647,399.

The Company transferred title to individual plots of land to the investors since the Company received this approval of change in transfer of title to the ILA. As such, the Company recognized revenue for the plot sales previously executed during the year ended December 31 ,2019.

During the year ended December 31, 2021, the Company sold three (3) lots to an affiliate related party of the Company for a total purchase price of $120,000, of which $19,500 was funded as of December 31, 2021. The amount funded was recorded and reported under contract liability in the Company’s consolidated financial statements as of December 31, 2021, as the collectability terms were not sufficiently satisfied to qualify for recognition of revenue.

During the year ended December 31, 2021, the Company received a down payment in the amount of $20,000 on the first new home construction to build a two bedroom/two-bathroom home at the Oasis Park Resort. Such amount was recorded and reported under Deposits in the Company’s consolidated financial statements.

NOTE 4 – LAND AND BUILDING

Land and buildings, net as of December 31, 2021, and 2020:

	Useful life	December 31, 2021	December 31, 2020
Land – Emerald Grove		$203,419	$271,225

Land held for sale – Oasis Park		$647,399	$647,399

Construction in Process (Divino – Bajamar)		$852,020	$353,000

Furniture & equipment	5 years	$2,682	$-

Building – Emerald Grove	20 years	1,048,138	943,175
Less: Accumulated depreciation		(132,254)	(82,581)

Building, net		$915,884	$860,594

Depreciation expense was $49,673 and $45,874 for the year ended December 31, 2020, and 2020, respectively.

Valle Divino

The Valle Divino is the Company’s premier wine country development project in Ensenada, Baja California. This land project consists of 20 acres to be acquired from Baja Residents Club, a Company controlled by our Chief Executive Officer and developed into Valle Divino resort, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. The Company broke ground of the Valle Divino development in July 2020 and has commenced site preparation for two model homes including a 1-bedroom and 2- bedroom option. The first Phase of the development includes 187 homes. This development will also have innovative microgrid solutions by our partner to power the model home and amenities.

The Company funded the construction by an additional $312,000 during the year ended December 31, 2021. The construction contractor is also an entity controlled by our Chief Executive Officer. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino totaled $356,275 and $44,500 as of December 31, 2021, and 2020, respectively.

As of December 31, 2021, the Company almost completed construction of the club house, the wine tasting room and sales office in anticipation of beginning site tours. As of December 31, 2021, the company has presold 13 units, proceeds of which were recorded under contract liability in the Company’s consolidated financial statements, since the Company has not met the criteria for the existence of a contract pursuant to ASC 606.

Plaza Bajamar

This project is located within the internationally renowned Bajamar Ocean Front Hotel and golf resort. The Company partnered with CleanSpark to provide sustainable, advanced solar-plus-storage power solutions. The Company has completed a 2BR/2BA model home, an enhanced entrance, and interior roads as well as site preparation for four (4) new homes adjacent to the model home. The Company is moving to the next stage, which will provide all units in the property with solar microgrid installations.

In November and December 2019, $250,000 was paid to the Company’s Chief Executive Officer, Roberto Valdes, $150,000 for constructing two model Villas at our planned Plaza Bajamar development. The Company has not yet taken title to this property, which is currently owned by Valdeland, S.A. de C.V., an entity controlled by Roberto Valdes. The Company intends to purchase the land from this entity and has paid $100,000 to Roberto Valdes as a down payment for this purchase. The $150,000 is the total construction cost budget that is intended to pay the construction contractor. For the year ended December 31, 2020, the Company has issued the 250,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets.

The Company funded the construction by an additional $111,000 during the year ended December 31, 2021. The construction contractor is also an entity controlled by Roberto Valdes. Construction began during the year ended December 31, 2020. The balance of construction in process for Plaza Bajamar totaled $419,147 and $308,500 as of December 31, 2021, and 2020, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

Effective January 1, 2020, the Company executed an employment agreement with its Chief Executive Officer.

The Company has not paid any salary to its Chief Executive Officer for the year ended December 31, 2021. The Company has accrued $135,232 of compensation costs in relation to the employment agreement. The balance owed is $265,463 as of December 31, 2021.

On October 2, 2021, the Company issued 500,000 stock options under the 2019 Plan with a strike price of $0.50, vesting six months after issuance with contractual term of 5 years for estimated fair value of $270,000.

The Company paid to its Chief Executive Officer salary for services directly related to continued operations of $5,000 for the year ended December 31, 2020. The Company has accrued $135,232 of compensation costs in relation to the employment agreement. The balance owed is $130,232 as of December 31, 2020.

Chief Financial Officer

Effective January 1, 2020, the Company executed an employment agreement with its Chief Financial Officer.

The Company paid to its Chief Financial Officer salary compensation for services directly related to continued operations of $25,667 for the year ended December 31, 2021. The Company has accrued $135,232 of compensation cost in relation to the employment agreement. The balance owed is $174,205 as of December 31, 2021.

The Company paid to its Chief Financial Officer salary compensation for services directly related to continued operations of $64,971 for the year ended December 31, 2020. The Company has accrued $135,232 of compensation cost in relation to the employment agreement. The balance owed is $70,261 as of December 31, 2020.

On October 2, 2021, the Company issued 500,000 stock options under the 2019 Plan with a strike price of $0.50, vesting six months after issuance with contractual term of 5 years for estimated fair value of $270,000.

The Company’s Chief Financial Officer is also the managing member of Six Twenty Management LLC, an entity that has been providing ongoing capital support to the Company (See Note 7).

The Company’s Chief Financial Officer also facilitated the Emerald Grove asset purchase as described in Note 3.

President

On May 10, 2021, the Company executed an employment agreement with Frank Ingrande, the Company’s President, for total annual compensation of $120,000. Pursuant to his employment agreement, the Company also issued 50,000 shares of common stock of the Company for total fair value of $66,000.

On October 2, 2021, the Company issued 250,000 stock options under the 2019 Plan with a strike price of $0.50, vesting six months after issuance with contractual term of 5 years for estimated fair value of $135,000.

Frank Ingrande is the co-founder and owner of 25% of the Company’s equity-method investee RCVD.

NOTE 6 – PROMISSORY NOTES

Promissory notes consisted of the following at December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
Note payable, due August 2020 – past maturity/settled	$24,785	$36,606
Note payable, 10% interest, due March 2020 – past maturity	1,500	1,500
Note Payable, 15% interest, due March 2021- past maturity	76,477	126,477
Note payable, 12% interest, due February 2023	1,787,000	-
Note payable, secured, 10% interest, due October 2021	-	975,000
Note payable, 15% interest, due December 2020	-	50,000
Note payable, 15% interest, due December 2020	-	50,000
Note payable, 15% interest, due December 2020	-	100,000
Note payable, 15% interest, due December 2020	-	100,000
Note payable, 15% interest, due December 2020	-	20,000
Note payable, 15% interest, due December 2020	-	25,000
Note payable, 13% interest, due December 2021	-	128,884
Note Payable, 12% interest, due June 2021	-	166,733
Note payable, 0% interest, due December 2020	-	142,100
Note Payable, 12% interest, due February 2021	-	10,000
Total Notes Payable	$1,889,762	$1,932,300
Less discounts	(51,462)	(57,136)

Total Promissory notes, net of discount	1,838,300	1,875,164

Less current portion	(102,762)	(1,875,164)

Total Promissory notes, net of discount - long term	$1,735,538	$-

Interest expense related to the amortization of the associated debt discount for the year ended December 31, 2021, and 2020 was $296,541 and $126,521, respectively.

During the year ended December 31, 2021, the Company incurred $122,450 of interest related to these notes and paid $117,779 in cash and $13,334 was paid by a related party on behalf of the Company.

Redwood Trust

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. Upon execution, the Company paid $53,610 of loan origination fees, presented as debt discount in the consolidated balance sheets, and prepaid six (6) months of interest only installments totaling $107,220, presented as Prepaid and other current assets in the consolidated balance sheets. The total amount of prepaid interest has been fully recognized as interest expense during the year ended December 31, 2021. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees.

Promissory Notes

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on August 1, 2020. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note. During the years ended December 31, 2021, and 2020, the Company amortized $0 and $1,617 of the debt discount into interest expense, leaving a remaining total debt discount on the note of $0. On December 12, 2019, the loan and outstanding interest was settled for $52,493. As a result of the settlement, the Company recorded a gain on settlement of debt of $64,075 for the year ended December 31, 2019. The Company paid down $11,821 and $10,054 of the principal during the year ended December 31, 2021, and 2020, respectively. As of December 31, 2021, and 2020, the remaining principal balance was $24,785 and $36,606, respectively. The Company has not incurred any interest expense related to this promissory note during the year ended December 31, 2021, and 2020.

Convertible Notes

Labrys Fund LP

On February 25, 2021, the Company entered into a convertible promissory note pursuant to which it borrowed $500,000, net of an issuance costs of $25,500 and original issuance discount of $50,000. Interest under the convertible promissory note is 12% per annum, and the principal and all accrued but unpaid interest is due on February 25, 2022. Additionally, as in incentive to the note holder, the note includes the issuance of 85,000 commitment shares of common stock with fair value of approximately $131,000 and additional 250,000 shares that must be returned to the Company if the note is fully repaid and satisfied on or prior to the maturity date. The note is convertible upon an event of default after the issuance date at the noteholder’s option into shares of our common stock at a fixed conversion price equal to $1.00, subject to standard anti-dilutive rights. Portion of the proceeds were used to retire an existing convertible note with Labrys for total amount of approximately $135,000. During the year ended December 31, 2021, Six Twenty Management (related party) paid, on behalf of the Company, the first and second installments for total amount of $124,444, of which $111,110 was applied against the principal and $13,334 against accrued interest. During the year ended December 31, 2021, the Company paid $435,556, of which $388,885 was applied against the principal and $46,671 against accrued interest. The balance owed to Labrys Fund LP is $0 as of December 31, 2021.

NOTE 7 – PROMISSORY NOTES – RELATED PARTIES

Related party promissory notes consisted of the following at December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
RAS Real Estate LLC – Past maturity	$365,590	$361,989
Six-Twenty Management LLC – On demand	447,317	-
Lisa Landau – On demand	22,077	-
Total On demand notes, net of discount	$834,984	$361,989

Six Twenty Management LLC (“Six-Twenty”)

On March 31, 2021, the Company executed a non-convertible promissory note with a related party for an initial amount funded of $288,611 and carrying a coupon of eight percent (8%) and a maturity of twelve month. Six-Twenty subsequently funded the Company for additional cash of $609,200. During the year ended December 31, 2021, the Company paid $544,468 in cash towards the non-convertible promissory note. Six-Twenty paid two of the installments related to the Labrys note (See Note 6) for total amount of $124,444 and the Company paid $30,470 of expenses related to the related party, which decreased the principal owed. As of December 31, 2021, the balance owed to Six-Twenty totals $447,317 and accrued interest amounts to $24,354.

RAS, LLC (past maturity)

On October 25, 2019, the Company issued a promissory note to RAS, LLC “RAS”, a company controlled by an employee, which is a relative to the Company’s Chief Financial Officer for $440,803. The proceeds of the note were largely used to repay shareholder loans and other liabilities. The loan bears interest at 10%, and also carries a default coupon rate of 18%. The loan matured on April 25, 2020, is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). Additionally, as in incentive to the note holder, the Company is required to issue to the holder 132,461 shares of common stock valued at $97,858, which was recorded as a debt discount as of December 31, 2019. The outstanding balance is $365,589 and $361,989 at December 31, 2021, and 2020, respectively. As of December 31, 2021, and 2020, $0 and $79,987 of the discount has been amortized and the note is shown less unamortized discount of $0.

As of December 31, 2019, the shares have not been issued and recorded as stock payable. The shares were issued in May 2020 and have been removed from stock payable as of December 31, 2020. Interest expense for the year ended December 31, 2021, and 2020 was $64,590 and $61,255, respectively. During the year ended December 31, 2021, the Company issued 29,727 shares of common stock against $10,999 of accrued interest. During the year ended December 31, 2021, the Company paid in cash $30,800 of interest and $17,600 was paid directly by RAS to the creditor, which increased the principal owed to RAS as of December 31, 2021.

Lisa Landau

Lisa Landau is a relative to the Company’s Chief Financial Officer. Lisa Landau has advanced approximately $84,600 of additional improvements at Emerald Grove and $25,462 of corporate expenses. The Company has repaid $88,000 in cash during the year ended December 31, 2021, which leaves a principal balance of $22,077 as of December 31, 2021. The advances are on demand but do not carry any interest coupon.

NOTE 8 – EQUITY METHOD INVESTMENT

In May 2021, the Company acquired a 25% investment in Rancho Costa Verde Development, LLC (“RCVD”) in exchange for 3,000,000 shares of the Company’s common stock at a determined fair value of $0.86 per share and $100,000 in cash for total consideration of $2,680,000. The fair value of the non-monetary exchange was determined based on a valuation report obtained from an independent third-party valuation firm. The fair value of the Company’s common stock was determined based on weighted combination of market approach and asset approach. The market approach estimates fair value based on a weighted average between the listed price of the Company’s common share and the Company’s recent private transaction adjusted for a lack of marketability discount.

The investment has been accounted for under the equity method. It was determined that the Company does not have the power to direct the activities that most significantly impact RCVD’s economic performance, and therefore, the Company is not the primary beneficiary of RCVD and RCVD has not been consolidated under the variable interest model.

Rancho Costa Verde is a 1,100-acre master planned second home, retirement home, and vacation home real estate community located on the east coast of Baja California, Mexico. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology.

The investment was recorded at cost, which was determined to be $2,680,000. A total of 3,000,000 shares of common stock were issued as of December 31, 2021.

The following represents summarized financial information of RCVD for the year ended December 31, 2021:

Income statement	2021
Revenue	$2,071,364
Cost of goods sold	587,520
Gross margin	1,483,844
Operating expenses	(1,510,881)
Interest expense	(645,642)
Net loss	$(672,679)

Balance sheet
Current assets	$2,204,129
Non-current assets	$4,783,210
Current liabilities	$1,026,660
Non-current liabilities	$14,038,220

Based on its 25% equity investment, the Company has recorded a loss from equity investment of $168,170 for the year ended December 31, 2021, which has reduced the carrying value of the investment as of December 31, 2021, to $2,511,830. Management determined that the carrying value of the investment was not impaired at December 31, 2021 due to the underlying appreciation of the land.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land

The land project consisting of 20 acres to be acquired from Baja Residents Club (a Company controlled by our CEO Roberto Valdes) and developed into Valle Divino resort in Ensenada, Baja California, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land will be approved before the end of the Company third fiscal quarter of 2022, there is no assurance that such transfer of title will be approved in that time frame or at all. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of December 31, 2021, and 2020, the Company has entered into thirteen (13) and twelve (12) contracts for deed agreements to sell lots of land, respectively. The proceeds are presented under contract liability in the consolidated balance sheets as of December 31, 2021, and 2020.

Land purchase- Plaza Bajamar

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of December 31, 2021, and 2020, the agreement has not closed.

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

Due to the nature of the Agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the initial payment of $63,000 was classified as a deposit. Upon an event of default in which case the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the year ended December 31, 2021, and 2020, the Company recognized $25,899 and $42,303 in lease income, respectively. Lease income is presented as revenue in the consolidated statements of operations.

Effective on October 1, 2021, the Company determined that the agreement met the definition of a contract pursuant to the guidance in ASU 2014-09 and recognized to revenue approximately $496,800.

Valle Divino

On October 2, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $50,000, $25,000 was paid upon execution and the balance was paid on October 7, 2019. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $39,282; and plot of land was valued at $10,718, which was classified as a contract liability on the balance sheet as of December 31, 2021, and 2020.

On November 6, 2019, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $35,080, $10,000 was paid upon execution, $9,580 was paid on December 23, 2019, and the balance is due on February 4, 2020. The total cash proceeds of $35,080 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $25,258; and plot of land was valued at $9,822, which was classified as a contract liability on the balance sheet as of December 31, 2021, and 2020. The shares were issued on May 1, 2020.

On January 13, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 2 lots of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $40,000, paid upon execution. The total cash proceeds of $40,000 was allocated based upon the relative fair value of the shares and two (2) promised plots of land in the following amounts: shares were valued at $23,780; and plot of land was valued at $16,220, which was classified as a contract liability on the balance sheet as of December 31, 2021, and 2020. The shares were issued on May 1, 2020.

On January 24, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of December 31, 2021, and 2020. The shares were issued on May 1, 2020.

On March 25, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of December 31, 2021, and 2020. The shares were issued on April 3, 2020.

On April 28, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of December 31, 2021, and 2020.

On June 19, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $16,174; and plot of land was valued at $8,826, which was classified as a contract liability on the balance sheet as of December 31, 2021, and 2020.

On July 14, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $29,623, paid upon execution. The total cash proceeds of $29,623 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $20,797; and plot of land was valued at $4,203, which was classified as a contract liability on the balance sheet as of December 31, 2021, and 2020.

On September 30, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $25,000, paid upon execution. The total cash proceeds of $25,000 was allocated based upon the relative fair value of the shares, one (1) promised plot of land and warrants in the following amounts: shares were valued at $12,882; warrants were valued at $9,189 and plot of land was valued at $2,929, which was classified as a contract liability on the balance sheet as of December 31, 2021, and 2020.

On October 23, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 lot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $15,000, paid upon execution. The total cash proceeds of $15,000 was allocated to the plot of land, which was classified as a contract liability on the balance sheet as of December 31, 2021, and 2020.

On December 8, 2020, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 2 lots of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $50,000, paid upon execution. The total cash proceeds of $50,000 was allocated based upon the relative fair value of the shares and two (2) promised plot of land in the following amounts: shares were valued at $32,512; and the plots of land was valued at $17,488, which was classified as a contract liability on the balance sheet as of December 31, 2021, and 2020. The shares were issued on January 1, 2021.

During the year ended December 31, 2021, the Company entered into a contract for deed agreement with a third-party investor. Under the contract the Company agreed to the sale of 1 plot of vacant land and associated improvements located at the Valle Divino property in Ensenada, Mexico for a total purchase price of $35,000, paid upon execution. The total cash proceeds of $35,000, of which $5,479 was allocated to the one promised plot of land. 70,000 shares of common stock were included in the contract for deed.

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. Contractor also commenced phase II construction including the waterfront clubhouse, casitas and model homes. The total budget was established at approximately $512,000, of which $76,500 has been paid, leaving a firm commitment of approximately $435,500 as of December 31, 2021.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s equity at December 31, 2021 consisted of 75,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share. As of December 31, 2021, and 2020, there were 31,849,327 and 23,230,654 shares of common stock issued and outstanding, respectively. As of December 31, 2021, and December 31, 2020, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

On August 26, 2020, the Company’s shareholders of record approved the increase of the Company’s authorized common stock, par value $0.001, from 75,000,000 shares to 100,000,000 shares and the holders of a majority of the Company’s outstanding voting securities approved the Company’s 2020 Equity Plan. On October 14, 2021, the Board of Directors approved an amendment to the Company’s articles of incorporation to increase the Company’s authorized common stock, par value $0.001 from 75,000,000 shares to 150,000,000 and to effect a reverse split in a ratio of not less than 1 for 2 and not more than 1 for 12. The Company has not yet amended its articles of incorporation at December 31, 2021, pending definitive terms of a contemplated financing transation.

The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Equity Plan. As of December 31, 2021, ILA has issued 1,700,000 stock options convertible into an equivalent number of common stock but has not issued any shares under the 2020 Equity Plan.

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. As of December 31, 2021, and 2020, ILA has granted 2,150,000 and 3,050,000 options, respectively.

All shares of common stock issued during the years ended December 31, 2021, and 2020, were unregistered.

Common Stock Issued for Services

On May 19, 2021, the Company issued 200,000 shares per a consulting agreement valued at $280,000.

During the year ended December 31, 2021, the Company issued 50,000 shares to the Company’s President in accordance with an executed employment agreement valued at $66,000.

During the year ended December 31, 2021, the Company issued an aggregate of 100,000 shares to two consultants in accordance with executed consulting and real estate sales agreements valued at $132,000.

During the year ended December 31, 2021, the Company issued 45,946 shares per advisory agreement with registered broker-dealer valued at $61,108.

During the year ended December 31, 2021, the Company issued 100,000 shares pursuant to a finders’ fee agreement valued at $64,000.

During the year ended December 31, 2021, the Company issued 100,000 shares pursuant to a service agreement valued at $64,000.

On January 1, 2020, the Company issued 50,000 shares of common stock and 150,000 warrants for services valued at $50,000 and $186,748, respectively, for total amount of $236,748.

On July 1, 2020, the Company issued 1,200,000 performance-based stock options to purchase an equivalent number of common shares to one consultant with exercise price ranging from $0.25 to $1.00. The grant date fair value of these options was $348,954, of which $193,804 was recognized as performance was either met or probable of achievement for the year ended December 31, 2020. During the year ended December 31, 2021, the parties cancelled the performance-based stock options and approximately $103,000 of stock-based compensation was reversed.

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

Common Stock Issued from warrants and options exercise.

During the year ended December 31, 2021, the Company issued 160,000 shares of common stock for total consideration of $50,000 from warrants exercise.

During the year ended December 31, 2021, the Company issued 1,000,000 shares of common stock from option exercise for total consideration of $50,000.

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

Common Stock Issued for debt settlement

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

On January 1, 2021, the Company issued 29,727 shares of common stock with fair value of $10,999 as payment for accrued interest related to a promissory note with related party.

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

During the year ended December 31, 2021, the Company issued 285,000 shares of common stock with fair value of $136,800 following a late remittance of an installment related to a prior self-amortization note.

On June 4, 2020, the Company issued 39,462 shares valued at $29,202 in connection with securing a loan from a third- party.

Common Stock Issued for equity-method investment.

On May 14, 2021, the Company issued 3,000,000 shares of common stock with a fair value of $2,580,000 for the acquisition of 25% of the membership interest of Rancho Costa Verde Development (See note 8).

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

Common Stock Issued with Land Acquisition

On September 30, 2020, the Company issued 250,000 shares of common stock valued at $150,000 to Valdeland, S.A. de C.V., a Company controlled by its Chief Executive Officer, Roberto Valdes, towards the acquisition of Plaza Bajamar (Note 9).

Preferred Stock

On November 6, 2019, the Company authorized and issued 1,000 shares of Series B Preferred Stock (“Series B”) and 350,000 shares of common stock to CleanSpark Inc. in a private equity offering for $500,000. Management determined that the Series B should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2019, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of December 31, 2021, and 2020, Management recorded the value attributable to the Series B of $293,500 as temporary equity on the consolidated balance sheet since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature, since the instrument reached maturity during the year ended December 31, 2020. The Company recognized such BCF as a discount on the convertible preferred stock. The amortization of the discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend that reduced net income in arriving at income available to common stockholders. The holder can convert the Series B into shares of common stock at a discount of 35% to the market price.

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized $60,000 of dividend on Series B during the fiscal year ended December 31, 2021, aggregating the total accrual to $130,000 since November 6, 2019. Such amount has been reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by10% per annum upon each occurrence of an event of default. In addition, the SPA further states that the conversion price initially set at a discount of 35% to the market price should be further increased by additional 10% upon each occurrence of an event of default. At the date of this Annual Report, CleanSpark claims that the Company was in default in three instances triggering further discount to the market price for the conversion feature and additional accrual rate. The Company believes that it has never been in default of any covenant pursuant to the terms of the Securities Purchase Agreement. The Company has not been served with any notice of default stating the specific default events. As of the date of the filing of this Annual Report, the parties are cooperating to resolve this matter.

The Company did not issue any share of preferred stock during the years ended December 31, 2021, and 2020.

Stock Options

A summary of the Company’s option activity during the year ended December 31, 2021, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2020	2,900,000	$0.43	3.35
Granted	3,150,000	0.30	3.43
Exercised	(1,000,000)	0.05	1.00
Forfeit/Canceled	(1,200,000)	0.58	0.50
Outstanding at December 31, 2021	3,850,000	$0.41	4.30

Exercisable at December 31, 2021	1,487,500

A summary of the Company’s option activity during the year ended December 31, 2020, is presented below

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2019	-	$-	-
Granted	3,050,000	0.44	3.62
Exercised	(137,615)	0.50	0.87
Forfeit/Canceled	(12,385)	0.50	-
Outstanding at December 31, 2020	2,900,000	$0.43	3.35

Exercisable at December 31, 2020	400,000

Options outstanding as of December 31, 2021, and 2020, had aggregate intrinsic value of $716,000 and $158,000, respectively. At December 31, 2021, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 0.24 years for outstanding grants was approximately $0.7 million. At December 31, 2020, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 1.1 years for outstanding grants was approximately $0.6 million.

The following table summarizes information about stock options outstanding and vested at December 31, 2021:

	Options Outstanding				Options Vested
			Weighted
			Average	Weighted		Weighted	Weighted
	Number	Number	Remaining	Average	Number	Remaining	Average
Exercise	of Options	of Options	Contractual	Exercise	of	Contractual	Exercise
Prices	Outstanding	Exercisable	Life	Price	Options	Life	Price
			(In years)			(In years)
$0.33	1,700,000	1,487,500	3.65	0.33	1,487,500	3.65	0.33
$0.43	600,000	-	4.99	0.43	-	-	-
$0.50	1,550,000	-	4.75	0.50	-	-	-
	3,850,000	1,487,500	4.30	$0.41	1,487,500	3.65	$0.33

The Company measured equity-based compensation using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
	2021	2020

Expected term	2.75 years	2-3 years
Market price	$0.43 – 0.50	$0.33 - 0.69
Expected volatility	159% -162%	150%-160%
Expected dividends	None	None
Risk-free interest rate	0.38% - 0.87%	0.18%-0.19%
Forfeitures	None	None

Warrants

A summary of the Company’s warrant activity during the year ended December 31, 2021, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2020	460,000	$0.38	0.70
Granted	3,180,000	0.69	5.08
Exercised	(160,000)	0.31	0.23
Forfeit/Canceled	(300,000)	0.42	-
Outstanding at December 31, 2021	3,180,000	$0.69	5.08

Exercisable at December 31, 2021	3,180,000

The Company used the following assumptions to value the warrants issued during the year ended December 31, 2021:

December 2021
Warrants

Risk free rate	0.73%
Market price per share	$1.06
Life of instrument in years	5.50 years
Volatility	164.6%
Dividend yield	0%

NOTE 11 – INCOME TAX

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2021, and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Stock compensation	$435,685	$139,198
Accruals	165,222	57,927
Net operating loss carry forward	2,314,746	2,011,604
Total gross deferred tax assets	2,915,653	2,208,729
Less - valuation allowance	(2,915,653)	(2,208,729)
Net deferred tax assets	$-	$-

As of December 31,2021, and 2020, the Company had gross federal net operating loss carryforwards of approximately $11,023,000 and $9,579,000, respectively. Management expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of December 31, 2021, all tax years are open for examination by the taxing authorities.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the issuance of the consolidated financial statements and has determined that, other than listed above, no other reportable subsequent events exist through the date of these consolidated financial statements.

Subsequent to December 31, 2021, the Company issued 814,714 shares of common stock pursuant to a consulting agreement executed on April 1, 2016, with an estimated fair value of approximately $447,000. Such issuance relates to advisory services in connection with potential acquisitions, product development, marketing & promotion of the Company’s real estate properties. Such liability was included in accounts payable and accrued liabilities in the Company’s consolidated balance sheet as of December 31, 2021.

Subsequent to December 31, 2021, the Company executed a consulting and real estate sales agreement with an initial six-month term. Pursuant to such contract, the Company issued 600,000 options to purchase common stock of the Company at $0.001 strike price. The consultant immediately exercised the options and the Company issued 600,000 shares of Common Stock.

Subsequent to December 31, 2021, the Company executed three securities purchase agreements with three investors, which included (i) the issuance of three promissory notes for total principal amount of $616,200 and net funding of $522,500 and (ii) 687,500 warrants to purchase an equivalent number of Common Stock at a strike price of $0.80. In connection with the securities purchase agreements, the Company also issued a total of 450,000 commitment shares fully earned on issuance. Two of the promissory notes are convertible into the Company’s common stock at a fixed conversion rate upon an event of default. One of the convertible notes, is convertible at a discounted price to the closing bid price of the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2021. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, we have concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this annual report due to the material weaknesses indicated below. We intend to implement additional procedures to improve disclosure controls.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

■	Lack of qualified and sufficient personnel, and processes to adequately and timely identify any and all required public disclosures.
■	Deficiencies in the period-end reporting process and accounting policies.
■	Inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions.
■	Inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting processes.
■	Inadequate controls over maintenance of records.

Management has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting.

The Company plans to:

■	Continue to outsource the bookkeeping and technical accounting functions to external consulting firms due to the lack of internal resources.
■	Emphasize the importance of, and monitor the sustained compliance with, the execution of our internal controls over financial reporting.
■	Work with our third-party service provider to ensure that our accounting and reporting for income taxes are timely and accurate

CHANGES IN INTERNAL CONTROLS

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our Bylaws provide that the Board of Directors shall consist of no more than three (3) directors. Each director of the Company serves until his successor is elected and qualified, subject to removal by the Company’s shareholders. Each officer holds office for such term and exercises such powers and performs such duties as are determined by the Board of Directors.

Name	Age	Position
Roberto Jesus Valdes	53	Principal Executive Officer and a Director.
Jason Sunstein	50	Principal Financial and Accounting Officer and a Director.
Frank Ingrande	59	President

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

Jason Sunstein

Mr. Sunstein brings finance, mergers and acquisitions and general management experience. Since 1989, he has participated in a broad variety of both domestic and international structured investments and financings, ranging from debt and preferred stock to equity and developmental capital across a wide variety of infrastructure and corporate financings. He has been involved in numerous start-ups, turnarounds and public companies. Mr. Sunstein serves as on the Board of Directors of several public and private companies. In December 2014 Mr. Sunstein filed for Chapter 7 bankruptcy, and it was discharged May 2015. He attended San Diego State University where he majored in Finance and has held NASD Series 7 (General Securities Representative) and Series 63 licenses.

Mr. Sunstein has been one of our officers and directors since October 2013.

Frank Ingrande

Mr. Ingrande is the Co-founder of Rancho Costa Verde Development, the Company’s equity-method investee. He is a native San Diego resident with over 30 years of experience in the second-home industry and more than 20 years in the second-home market in Mexico. Mr. Ingrande has direct experience in acquiring, developing, and marketing real estate in Mexico. His educational background includes a Bachelor of Business Administration degree and a Master of Business Administration degree with an emphasis in Entrepreneurship and International Business from the University of San Diego. Mr. Ingrande holds a California Real Estate Salesperson License.

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

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors or any independent directors on our board, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We have disclosed throughout this Annual Report all potential Conflicts of interest involving the Company’s executive officers as disclosed in notes 3, 4 5, 7, 8 and 9. We are not aware of any other conflicts of interest with any of our executives or directors.

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

Family Relationships

Mr. Sunstein and Ms. Landau are brother and sister. Ms. Landau is a former executive officer and former Secretary of the Company and a shareholder of the Company. The Company issued a promissory note to RAS, LLC “RAS”, a company controlled by Ms. Landau.

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

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, for the two fiscal years ended December 31, 2021, and 2020, which includes cash compensation, stock options awarded and all other compensation:

Name and Principal	Year Ended	Salary/Fees	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Dec. 31	($) (2)	($)	($) (4)	($)(1) (3)	($)	($)	($)	($)

Roberto Jesus	2021	135,232	-	-	270,000	-	-	-	405,232
Valdez, CEO	2020	135,232	-	-	206,626	-	-	-	341,858

Jason Sunstein,	2021	135,232	-	-	270,000	-	-	-	405,232
VP Finance, CFO, Director	2020	135,232	-	-	206,626	-	-	-	341,858

Frank Ingrande,	2021	86,423	-	66,000	134,937	-	-	-	287,423
President	2020	-	-	-	-	-	-	-	-

(1)	On August 26, 2020, the Company awarded to our named executive officers each 750,000 options under the 2020 Plan, with strike price of $0.33, contractual term of five years with a vesting schedule of 25% six months after the grant date and 75% on a monthly basis over the twelve-month period following the first six months after the date of grant. The call option was valued at $0.28.

(2)	Effective January 1, 2020, the Company executed employment agreements with our Chief Executive Officer and Chief Financial Officer. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend and four weeks of paid vacation.

(3)	On October 2, 2021, the Company awarded 500,000 options to each our Chief Executive Officer and Chief Financial Officer and 250,000 options to our President under the 2019 Plan, with strike price of $0.50, contractual term of five years with a vesting schedule of 100% six months after the grant date. The call option was valued at $0.54.

(4)	In May 2021, the Company issued 50,000 shares of common stock valued at $66,000 pursuant to employment agreement.

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

The Company entered into an employment agreement with the President on May 10, 2021. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation and an incentive bonus of 50,000 shares of common stock pursuant to S-8.

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

As of December 31, 2021, and 2020, ILA has 2,150,000 and 1,200,000 options issued and outstanding, respectively.

During the year ended December 31, 2021, the Company has issued 1,550,000 options at a strike price of $0.50, which vest six months after issuance and contractual term of 5 years.

During the year ended December 31, 2021, the Company has issued 600,000 options at a strike price of $0.43, which vest 50% three months after issuance with the remaining 50% in September 2022, with a contractual term of 5 years.

On December 1, 2021, the Company executed a stock option cancellation agreement with one option holder pursuant to a previously executed consulting agreement entered into on May 5, 2020, under which both parties agree to cancel 1,200,000 performance options as none of the underlying milestones were met.

The Company recognized $361,884 of stock-based compensation related to the 2019 Plan options during the year ended December 31, 2021.

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

During the year ended December 31, 2021, the Company issued 1,000,000 options under the 2020 Plan, of which 1,000,000 were converted into common stock for total consideration of $50,000 from exercise. The Company recognized $1,487,382 of stock-based compensation related to the 2020 Plan options during the year ended December 31, 2021.

As of December 31, 2021, and 2020, ILA has 1,700,000 options issued and outstanding.

Employee Pension, Profit Sharing, or other Retirement Plans

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The percentage of shares is based on 33,714,041 shares issued and outstanding on April 14, 2022.

Name	# of Shares of Common Stock	Percentage
Roberto Jesus Valdes	4,820,105	14%
Jason Sunstein *	4,974,208	15%
Frank Ingrande	50,000	0%

All Exec. Officers and Directors as a group (3 persons)	9,844,313	29%

*	Jason A. Sunstein Family Investments, LLC is the record holder of these shares. Jason Sunstein controls Jason A. Sunstein Family Investments, LLC.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Please see Note 3, 4, 5, 7 and 8 to the financial statements for a description of our related party transactions.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Haskell & White, LLP for the years ended December 31, 2021, and 2020:

	Year ended December 31,
	2021	2020

Audit Fees	$95,200	$102,500

Audit-Related Fees	$7,500	$-

Tax Fees	$-	$-

All Other Fees	$-	$-

Pre-Approval Policy

Our Board of Directors as a whole pre-approves all services provided by Haskell & White LLP. For any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (Incorporated by reference from exhibit 3.1 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
3.2	Bylaws of the Registrant (Incorporated by reference from exhibit 3.2 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
10.1	Share Exchange Agreement with ILA Mexico (Incorporated by reference from exhibit 10.1 to amendment #1 to our registration statement on form S-1 filed with the SEC on November 10, 2016)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (Incorporated by reference from exhibit 10.2 to amendment #1 to our registration statement on Form S-1 filed with the SEC on November 10, 2016)
23.1*	Consent of Haskell & White LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual report for the period ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL).
101.INS	Inline XBRL Taxonomy Extension Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 2022.

INTERNATIONAL LAND ALLIANCE, INC.

By:	/s/ Roberto Jesus Valdes
Name:	Roberto Jesus Valdes
Title:	Principal Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the dates stated.

Signature

/s/ Roberto Jesus Valdes	Dated: April 15, 2022
Roberto Jesus Valdes
President, Principal Executive Officer, and a director

/s/ Jason Sunstein	Dated: April 15, 2022
Jason Sunstein
Principal Financial and Accounting Officer and a director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (Incorporated by reference from exhibit 3.1 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
3.2	Bylaws of the Registrant (Incorporated by reference from exhibit 3.2 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
10.1	Share Exchange Agreement with ILA Mexico (Incorporated by reference from exhibit 10.1 to amendment #1 to our registration statement on form S-1 filed with the SEC on November 10, 2016)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (Incorporated by reference from exhibit 10.2 to amendment #1 to our registration statement on form S-1 filed with the SEC on November 10, 2016)
23.1*	Consent of Haskell & White LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual report for the period ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL)
101.INS	Inline XBRL Taxonomy Extension Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein.

