Form 10-Q
period 2022-03-31
International Land Alliance Inc.
filed 2022-05-18
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 18, 2022, the registrant had 34,608,029 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$193,276	$56,590
Accounts Receivable	315,689	314,090
Prepaid and other current assets	223,869	251,665
Total current assets	732,834	622,345

Land	203,419	203,419
Land Held for Sale	647,399	647,399
Buildings, net	902,782	915,884
Furniture and equipment, net	2,682	2,682
Construction in Process	961,020	852,020
Note receivable	100,000	100,000
Accrued interest on note receivable	5,207	3,234
Equity-method investment	2,470,726	2,511,830
Total assets	$6,026,069	$5,858,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,395,176	$1,656,533
Contract liability	134,163	126,663
Deposits	20,000	20,000
Promissory notes, net of debt discounts	2,006,482	102,762
Promissory notes, net of debt discounts– Related Parties	914,132	834,984
Total current liabilities	4,469,953	2,740,942

Promissory notes, net of current portion	-	1,735,538

Total liabilities	4,469,953	4,476,480

Commitments and Contingencies (Note 9)

Preferred Stock Series B (Temporary Equity)	293,500	293,500

Stockholders’ equity
Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of March 31, 2022, and December 31, 2021	28	28
1,000 Series B shares issued and outstanding as of March 31, 2022, and December 31, 2021	1	1
Common stock; $0.001 par value; 75,000,000 shares authorized; 33,714,041 and 31,849,327 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	33,715	31,850
Additional paid-in capital	17,425,412	15,760,772
Accumulated deficit	(16,196,540)	(14,703,818)
Total stockholders’ equity	1,262,616	1,088,833

Total liabilities and stockholders’ equity	$6,026,069	$5,858,813

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenues, net	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Sales and marketing	30,278	16,900
General and administrative expenses	1,333,946	770,847
Total operating expenses	1,364,224	787,747

Loss from operations	(1,364,224)	(787,747)

Other income (expense)
Other expense	-	(10,876)
Loss from equity-method investment	(41,104)	-
Interest income	16,973	9,219
Interest expense	(104,367)	(201,079)
Total other expense	(128,498)	(202,736)

Net loss	$(1,492,722)	$(990,483)

Net Loss per common share - basic and diluted	$(0.05)	$(0.04)

Weighted average common shares outstanding - basic and diluted	32,866,288	23,581,590

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022, and 2021

(unaudited)

For the Three Months Ended March 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	28,000	$28	1,000	$1	31,849,327	$31,850	$15,760,772	$(14,703,818)	$1,088,833
Common shares issued pursuant to promissory notes	-	-	-	-	450,000	450	201,825	-	202,275
Common stock issued for option exercise	-	-	-	-	600,000	600	-	-	600
Common stock issued for consulting services	-	-	-	-	814,714	815	446,463	-	447,278
Stock-based compensation	-	-	-	-	-	-	871,688	-	871,688
Warrants issued in connection with debt financing	-	-	-	-	-	-	159,664	-	159,664
Dividend on Series B Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	(1,492,722)	(1,492,722)
Balance, March 31, 2022	28,000	$28	1,000	$1	33,714,041	$33,715	$17,425,412	$(16,196,540)	$1,262,616

For the Three Months Ended March 31, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock Payable	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(receivable)	Deficit	Deficit
Balance, December 31, 2020	28,000	$28	1,000	$1	23,230,654	$23,231	$8,705,620	$(289,044)	$(9,641,756)	$(1,201,920)
Common stock issued with debt settlement	-	-	-	-	118,000	118	84,480	(75,628)	-	8,970
Commitment shares issued	-	-	-	-	85,000	85	130,815	-	-	130,900
Common stock issued against accrued interest due to related party	-	-	-	-	29,727	30	10,969	-	-	10,999
Common stock to be issued for cash	-	-	-	-	-	-	-	45,000	-	45,000
Common stock issued from plot sale	-	-	-	-	100,000	100	32,412	(32,512)	-	-
Common stock granted for services	-	-	-	-	-	-	(315,288)	315,288	-	-
Stock-based compensation	-	-	-	-	-	-	67,380	280,000	-	347,380
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Net loss	-	-	-	-	-	-	-	-	(990,483)	(990,483)
Balance, March 31, 2021	28,000	$28	1,000	$1	23,563,381	$23,564	$8,701,388	$243,104	$(10,632,239)	$(1,664,154)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Cash Flows from Operating Activities
Net loss	$(1,492,722)	$(990,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	871,688	356,350
Loss on debt extinguishment	-	10,876
Depreciation and amortization	13,102	11,597
Loss from equity-method investment	41,104	-
Amortization of debt discount	19,241	76,442
Changes in assets and liabilities
Prepaid and other current assets	27,796	91,254
Accounts receivable	(1,599)	-
Accrued interest on note receivable	(1,973)	-
Accounts payable and accrued liabilities	170,921	104,826
Other non-current assets	-	8,301
Contract liability	7,500	50,000
Deposits	-	117,980
Net cash used in operating activities	(344,942)	(162,857)

Cash Flows from Investing Activities
Building and Construction in Progress acquisition	(109,000)	(135,647)
Net cash used in investing activities	(109,000)	(135,647)

Cash Flows from Financing Activities
Common stock, warrants and options sold for cash	600	45,000
Cash payments on promissory notes- related party	(90,954)	-
Cash payments on promissory notes	(11,620)	(585,315)
Cash proceeds from convertible notes	522,500	288,874
Cash proceeds from promissory notes- related party	170,102	288,612
Cash proceeds from refinancing	-	368,736
Net cash provided by financing activities	590,628	405,907

Net increase in Cash	136,686	107,403

Cash, beginning of period	56,590	13,171

Cash, end of period	$193,276	$120,574

Supplemental disclosure of cash flow information
Cash paid for interest	$45,702	$75,513
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Dividend on Series B	$15,000	$15,000
Commitment shares issued with convertible debt	$202,275	$130,900
Common stock issued in settlement of related party accrued interest on note	$-	$10,999
Shares issued with debt modification	$-	$8,970
Debt discount from issuance of new promissory notes	$93,700	$-
Common stock issued for settlement of liability for consulting agreement	$447,278	$-
Debt discount created from warrants embedded in financing	$159,664	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

March 31, 2022

NOTE 1 – NATURE OF OPERATIONS AND GOING CONCERN

Nature of Operations

International Land Alliance, Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on September 26, 2013. The Company is a residential land development company with target properties located in the Baja California, Northern region of Mexico and Southern California. The Company’s principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building plots, securing financing for the purchase of the plots, improving the properties infrastructure and amenities, and selling the plots to homebuyers, retirees, investors, and commercial developers.

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the audited financial statements and notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022.

Liquidity and Going Concern

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of March 31, 2022, the Company’s current liabilities exceeded its current assets by approximately $3.7 million. The Company has recorded a net loss of $1,492,722 for the three months ended March 31, 2022, has an accumulated deficit of approximately $16.2 million as of March 31, 2022. Net cash used in operating activities for the three months ended March 31, 2022, was approximately $345,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to raise additional capital through debt and equity in order to fund its operations, which may have the effect of diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to March 31, 2022. The direct impact of these conditions is not fully known.

However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company. (See Note 11 regarding subsequent events).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming, International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”), and Emerald Grove Estates LLC, incorporated in the State of California. ILA Fund includes cash as its only assets with minimal expenses as of March 31, 2022. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of March 31, 2022. All intercompany balances and transactions are eliminated in consolidation.

The Company’s consolidated subsidiaries and/or entities were as follows:

Name of Consolidated Subsidiary or Entity	State or Other Jurisdiction of Incorporation or Organization	Attributable Interest
ILA Fund I, LLC	Wyoming	100%
International Land Alliance, S.A. de C.V. (ILA Mexico)	Mexico	100%
Emerald Grove Estates, LLC	California	100%

Investments - Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of March 31, 2022, Management believes the carrying value of its equity method investments were recoverable in all material respects.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

●	Liability for legal contingencies.

●	Useful life of buildings.
●	Assumptions used in valuing equity instruments.
●	Deferred income taxes and related valuation allowances.
●	Going concern.
●	Assessment of long-lived asset for impairment.
●	Significant influence or control over the Company’s investee.
●	Revenue recognition

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief Operating Decision Maker (“CODM”) regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022, and December 31, 2021, respectively.

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

Revenue Recognition

Under ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The guidance sets forth a five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

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

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of plot sales or the execution of terms and conditions contracts with third parties and investors. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration was historically paid prior to transfer of title as stated above and in future land sales, the Company plans to transfer title to buyers at the time consideration has been transferred if the acquisition of the property has been completed by the Company. The Company applies judgment in determining the customer’s ability and intention to pay; however, collection risk is mitigated through collecting payment in advance or through escrow arrangements. A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer, which for us is transfer of title to our buyers. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. We have concluded the sale of property and delivering title is accounted for as a single performance obligation. Currently, upon execution of each contract, the Company has not developed sufficient controls and procedures to provide reasonable assurance that collection of the consideration, which the Company is entitled to, is probable. As such, the Company has not yet recognized any revenue from the seller’s financed contracts for deed in the three months ended March 31, 2022. The Company currently retains title of the underlying asset under each contract until the customer pays the consideration in full. Management considers the retention of title as merely a protective right, which would potentially not disallow revenue recognition for the full consideration to which the Company is entitled.

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

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $0 and $16,900 for the three months ended March 31, 2022, and 2021, respectively.

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

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

Options	3,850,000	2,900,000
Warrants	3,867.500	460,000
Total potentially dilutive shares	7,717,500	3,360,000

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2022.

Reclassification

Certain reclassifications have been made to prior year’s data to confirm to the current year’s presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholders’ deficit.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. The Company adopted the new standard on January 1, 2022, which did not result in a material impact on the Company’s consolidated results of operations, financial position, and cash flows.

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

The new standard will also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For emerging growth companies such as the Company, ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2021. Early adoption is permitted.

The new standard will also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For public companies, the new standard is effective for interim and annual reporting periods beginning after December 15, 2018. The accounting standard is effective for non-public entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We have elected this extension and the effective date for us to adopt this standard will be for fiscal years beginning after December 15, 2021. The Company adopted the new standard on January 1, 2022, which did not result in a material impact on the Company’s consolidated results of operations, financial position, and cash flows, as the Company has no material leases.

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement ) to acquire real property located in Hemet, California, which included approximately 80 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant plots to be used for the purpose of development “vacant plots”. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required that the seller transfer the property for consideration to an individual versus a separate legal entity. On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The total of the consideration plus acquisition costs assets of $1,122,050 was allocated to land and building in the following amounts: $271,225 – Land; $850,826 – Building. The land is an indefinite long-lived asset that was assessed for impairment as a grouped asset with the building on a periodic basis. The Company completed the refinancing of its existing first and second mortgage loans on the 80 acres of land and existing structure of its Emerald Grove property for aggregate principal amount of $1,787,000, which provided a net funding of approximately $387,000 during the first fiscal quarter of 2021.

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

During the year ended December 31, 2021, the Company received an additional $149,980 related to the purchase and recognized $496,797 of revenue related to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California, to IntegraGreen.

During the three months ended March 31, 2022, the Company recognized $15,000 of interest income from the financing component of the lot sale to Integragreen as well as the coupon on the financed amount. Such amount is reported as interest income in the Company’s consolidated statement of operations for the three months ended March 31, 2022.

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as plots are sold. As of March 31, 2022, the Company reported a balance for assets held for sale of $647,399.

The Company transferred title to individual plots of land to the investors since the Company received this approval of change in transfer of title to ILA.

During the three months ended March 31, 2022, the Company did not enter into any new contract to sell plots of land.

During the year ended December 31, 2021, the Company sold three (3) lots to an affiliate related party of the Company for a total purchase price of $120,000, of which $19,500 was funded as of December 31, 2021. The affiliate funded an additional $7,500 in the three months ended March 31, 2022, for aggregate amount funded since inception of $27,000 or 22.5% of the purchase price as of March 31, 2022. The amount funded was recorded and reported under contract liability in the Company’s consolidated financial statements as of March 31, 2022, as the collectability terms were not sufficiently satisfied to qualify for recognition of revenue pursuant to ASC 606.

NOTE 4 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of March 31, 2022, and December 31, 2021:

	Useful life	March 31, 2022	December 31, 2021
Land – Emerald Grove		$203,419	$203,419

Land held for sale – Oasis Park		$647,399	$647,399

Construction in Process (Divino – Bajamar)		$961,020	$852,020

Furniture & equipment	5 years	$2,682	$2,682

Building – Emerald Grove	20 years	$1,048,138	$1,048,138
Less: Accumulated depreciation		(145,356)	(132,254)

Building, net		$902,782	$915,884

Depreciation expense was $13,102 and $11,597 for the three months ended March 31, 2022, and 2021, respectively.

Valle Divino

The Valle Divino is the Company’s premier wine country development project in Ensenada, Baja California. This land project consists of 20 acres to be acquired from Baja Residents Club, a Company controlled by our Chief Executive Officer and developed into Valle Divino resort. The acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. The Company broke ground of the Valle Divino development in July 2020 and has commenced site preparation for two model homes including a 1-bedroom and 2- bedroom option. The first Phase of the development includes 187 homes. This development will also have innovative microgrid solutions by our partner to power the model home and amenities.

The Company funded the construction by an additional $67,000 during the three months ended March 31, 2022. The construction contractor is also an entity controlled by our Chief Executive Officer. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino totaled $423,275 and $356,275 as of March 31, 2022, and December 31, 2021, respectively.

As of March 31, 2022, the Company almost completed construction of the club house, the wine tasting room and sales office in anticipation of beginning site tours . As of March 31, 2022, the Company has presold 13 units, proceeds of which were recorded under contract liability in the Company’s consolidated financial statements, since the Company has not met the criteria for the existence of a contract pursuant to ASC 606.

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

In November and December 2019, $250,000 was paid to the Company’s Chief Executive Officer, Roberto Valdes, $150,000 for constructing two model Villas at our planned Plaza Bajamar development. The Company has not yet taken title to this property, which is currently owned by Valdeland, S.A. de C.V., an entity controlled by Roberto Valdes. The Company intends to purchase the land from this entity and has paid $100,000 to Roberto Valdes as a down payment for this purchase. The $150,000 is the total construction cost budget that is intended to cover the construction contractor. For the year ended December 31, 2020, the Company has issued the 250,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets.

The Company funded the construction by an additional $18,000 during the three months ended March 31, 2022. The construction contractor is also an entity controlled by Roberto Valdes. Construction began during the year ended December 31, 2020. The balance of construction in process for Plaza Bajamar totaled $437,147 and $419,147 as of March 31, 2022, and December 31, 2021, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

Effective January 1, 2020, the Company executed an employment agreement with its Chief Executive Officer.

The Company has paid $11,561 of salary to its Chief Executive Officer for the three months ended March 31, 2022. The Company has accrued $33,038 of compensation costs in relation to the employment agreement for the three months ended March 31, 2022. The balance owed is $286,940 and $265,463 as of March 31, 2022, and December 31, 2021, respectively.

On October 2, 2021, the Company issued 500,000 stock options under the 2019 Plan with an exercise price of $0.50, vesting six months after issuance with a term of 5 years for estimated fair value of $270,000. These options have fully vested as of March 31, 2022. The Company recognized approximately $135,000 of stock-based compensation related to these stock options during the three months ended March 31, 2022.

Chief Financial Officer

Effective January 1, 2020, the Company executed an employment agreement with its Chief Financial Officer.

The Company paid its Chief Financial Officer salary compensation for services directly related to continued operations of $15,000 for the three months ended March 31, 2022. The Company has accrued $33,038 of compensation cost in relation to the employment agreement for the three months ended March 31, 2022. The balance owed is $192,243 and $174,205 as of March 31, 2022, and December 31, 2021, respectively.

On October 2, 2021, the Company issued 500,000 stock options under the 2019 Plan with an exercise price of $0.50, vesting six months after issuance with a term of 5 years for estimated fair value of $270,000. These options have fully vested as of March 31, 2022. The Company recognized approximately $135,000 of stock-based compensation related to these stock options during the three months ended March 31, 2022.

The Company’s Chief Financial Officer is also the managing member of Six Twenty Management LLC, an entity that has been providing ongoing capital support to the Company (See Note 7).

The Company’s Chief Financial Officer also facilitated the Emerald Grove asset purchase as described in Note 3.

President

The Company paid its President salary compensation for services directly related to continued operations of $15,000 for the three months ended March 31, 2022. The Company has accrued $33,038 of compensation cost in relation to the employment agreement for the three months ended March 31, 2022. The balance owed is $79,769 and $61,731 as of March 31, 2022, and December 31, 2021, respectively.

Frank Ingrande is the co-founder and owner of 25% of the Company’s equity-method investee RCVD.

NOTE 6 – NOTES PAYABLE

Promissory notes consisted of the following at March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Note payable, due August 2020 - past maturity/settled	$24,785	$24,785
Note payable, 18% interest, due March 2020 - past maturity	1,500	1,500
Note Payable, 15% interest, due March 2021 - past maturity	76,477	76,477
Note payable, 12% interest, due February 2023	1,787,000	1,787,000
Note payable, 10% interest, due February 2023	104,580	-
Note payable, 12% interest, due March 2023	250,000	-
Note payable, 12% interest, due March 2023	250,000	-
Total Notes Payable	$2,494,342	$1,889,762
Less discounts	(487,860)	(51,462)

Total Notes Payable	2,006,482	1,838,300

Less current portion	(2,006,482)	(102,762)

Total Notes Payable - long term	$-	$1,735,538

Interest expense including amortization of the associated debt discount for the three months ended March 31, 2022, and 2021, was $104,367 and $231,115, respectively.

Convertible Notes

Sixth Street Lending LLC

On February 2, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $116,200 for net proceeds of $100,000, net of issuance costs of $3,750 and original issuance discount of $12,450. Interest under the convertible promissory note is 10% per year, and the principal and all accrued but unpaid interest is due on February 2, 2023. The note requires ten (10) mandatory monthly installments of $12,782 starting in March 2022.

The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at the greater of a fixed conversion price or 25% to the trading price of the Company’s common stock, subject to standard anti-dilutive rights. During the three months ended March 31, 2022, the Company paid its first required installment of $12,782, consisting of $11,620 of principal and $1,162 applied against accrued interest.

The balance owed to Sixth Street Lending LLC is $104,580 as of March 31, 2022. Accrued interest totaled $589 as of March 31, 2022.

Mast Hill Fund, L.P (“Mast note”)

On March 23, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. Interest under the convertible promissory note is 12% per year, and the principal and all accrued but unpaid interest is due on March 23, 2023. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022. Additionally, as an incentive to the note holder, the securities purchase agreement also provided for the issuance of 225,000 shares of common stock with fair value of approximately $101,000 fully earned at issuance, and 343,750 warrants to purchase an equivalent number of shares of common stock at an exercise price of $0.80 and a term of five years.

The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at a fixed conversion price of $0.35, subject to standard anti-dilutive rights.

During the three months ended March 31, 2022, the Company did not pay any principal or interest on the Mast note.

The principal balance owed to Mast Hill Fund is $250,000 as of March 31, 2022. Accrued interest totaled approximately $600 as of March 31, 2022.

Blue Lake Partners LLC (“Blue Lake note”)

On March 28, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. Interest under the convertible promissory note is 12% per year, and the principal and all accrued but unpaid interest is due on March 28, 2023. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022. Additionally, as an incentive to the note holder, the securities purchase agreement provided for the issuance of 225,000 shares of common stock with fair value of approximately $101,000 fully earned at issuance, and 343,750 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $0.80 and a term of five years.

The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at a fixed conversion price of $0.35, subject to standard anti-dilutive rights.

During the three months ended March 31, 2022, the Company did not pay any principal or interest on the Blue Lake note. The principal balance owed to Blue Lake Partners is $250,000 as of March 31, 2022. Accrued interest totaled approximately $200 as of March 31, 2022.

NOTE 7 – PROMISSORY NOTES – RELATED PARTIES

Related party promissory notes consisted of the following at March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
RAS Real Estate LLC – Past maturity	$335,089	$365,590
Six-Twenty Management LLC – On demand	559,933	447,317
Lisa Landau – On demand	19,110	22,077
Total On demand notes, net of discount	$914,132	$834,984

Six Twenty Management LLC (“Six-Twenty”)

On March 31, 2021, the Company executed a non-convertible promissory note with a related party for an initial amount funded of $288,611 and carrying a coupon of eight percent (8%) and a maturity of twelve months.

During the three months ended March 31, 2022, Six-Twenty funded the Company for additional cash of $144,200.

During the three months ended March 31, 2022, the Company paid $31,584 in cash towards the non-convertible promissory note. As of March 31, 2022, the balance owed to Six-Twenty totals $559,933 and accrued interest amounts to $35,399. As of December 31, 2021, the balance owed to Six-Twenty totals $447,317 and accrued interest amounts to $24,354.

RAS, LLC (past maturity)

On October 25, 2019, the Company issued a promissory note to RAS, LLC, a company controlled by an employee, who is a relative of the Company’s Chief Financial Officer for $440,803. The proceeds of the note were largely used to repay shareholder loans and other liabilities. The loan bears interest at 10%, and also carries a default coupon rate of 18%. The loan matured on April 25, 2020, is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). During the three months ended March 31, 2022, the Company paid $30,500 towards the promissory note. The outstanding balance is $335,089 and $365,590 as of March 31, 2022, and December 31, 2021, respectively.

During the three months ended March 31, 2022, the Company paid $8,800 in interest and incurred approximately $15,000 of interest. As of March 31, 2022, and December 31, 2021, the accrued interest balance owed to RAS, LLC totals approximately $21,300 and $15,200, respectively.

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. Lisa Landau advanced approximately $25,900 to the Company during the three months ended March 31, 2022. The Company repaid $28,870 in cash during the three months ended March 31, 2022, which leaves a principal balance of $19,110 as of March 31, 2022. The advances are on demand but do not bear any interest.

NOTE 8 – EQUITY METHOD INVESTMENT

In May 2021, the Company acquired a 25% investment in Rancho Costa Verde Development, LLC (“RCV”) in exchange for 3,000,000 shares of the Company’s common stock at a determined fair value of $0.86 per share and $100,000 in cash for total consideration of $2,680,000. The fair value of the non-monetary exchange was determined based on a valuation report obtained from an independent third-party valuation firm. The fair value of the Company’s common stock was determined based on weighted combination of market approach and asset approach. The market approach estimates fair value based on a weighted average between the listed price of the Company’s common shares and the Company’s recent private transaction adjusted for a lack of marketability discount.

The investment has been accounted for under the equity method. It was determined that the Company does not have the power to direct the activities that most significantly impact RCV’s economic performance, and therefore, the Company is not the primary beneficiary of RCV and RCV has not been consolidated under the variable interest model.

The investment was recorded at cost, which was determined to be $2,680,000.

The following represents summarized financial information of RCV as of and for the three months ended March 31, 2022:

Income statement	March 31, 2022
Revenue	$389,488
Cost of goods sold	(175,059)
Gross margin	214,429
Operating expenses	(461,389)
Other Income	82,542
Net loss	$(164,418)

Balance sheet
Current assets	$2,129,585
Non-current assets	$4,821,055
Current liabilities	$9,564,784
Non-Current liabilities	$5,627,903

Based on its 25% equity investment, the Company has recorded a loss from equity investment of $41,104 for the three months ended March 31, 2022, which has decreased the carrying value of the investment as of March 31, 2022, to $2,470,726.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land (Valle Divino)

The land project consisting of 20 acres to be acquired from Baja Residents Club (a Company controlled by our CEO Roberto Valdes) and developed into Valle Divino resort in Ensenada, Baja California, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land will be approved before the end of the Company’s third fiscal quarter of 2022, there is no assurance that such transfer of title will be approved in that time frame or at all. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of March 31, 2022, and December 31, 2021, the Company has entered into thirteen (13) contracts for deed agreements to sell lots of land. The proceeds are presented under contract liability in the consolidated balance sheets as of March 31, 2022, and December 31, 2021.

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of March 31, 2022, and December 31, 2021, the agreement has not yet closed.

Commitment to Sell Land (IntegraGreen)

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

Due to the nature of the agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the initial payment of $63,000 was classified as a deposit. Upon an event of default the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the three months ended March 31, 2022, and 2021, the Company recognized $0 and $9,219 in revenues and lease income, respectively.

Effective on October 1, 2021, management determined that the agreement met the definition of a contract pursuant to the guidance in ASU 2014-09 Revenue from Contracts with Customers (Topic 606). During the three months ended March 31, 2022, the Company recognized $8,340 of interest income related to the seller carryback financing and approximately $6,700 as interest income related to the financing component of the consideration exchange pursuant to ASU 2014-09.

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. The contractor also commenced phase II construction including the waterfront clubhouse, casitas and model homes. The total budget was established at approximately $512,000, of which $100,500 has been paid, leaving a firm commitment of approximately $411,500 as of March 31, 2022.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s equity at March 31, 2022, consisted of 75,000,000 authorized shares of common stock and 2,000,000 authorized shares of preferred stock, both with a par value of $0.001 per share. As of March 31, 2022, and December 31, 2021, there were 33,714,041 and 31,849,327 shares of common stock issued and outstanding, respectively. As of March 31, 2022, and December 31, 2021, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

On August 26, 2020, the Company’s shareholders approved an increase of the Company’s authorized common stock from 75,000,000 shares to 100,000,000 shares and the holders of a majority of the Company’s outstanding voting securities approved the Company’s 2020 Equity Plan. On October 14, 2021, the Board of Directors approved an amendment to the Company’s articles of incorporation to increase the Company’s authorized common stock from 75,000,000 shares to 150,000,000 and to effect a reverse split in a ratio of not less than 1 for 2 and not more than 1 for 12. The Company has not yet amended its articles of incorporation at March 31, 2022, pending definitive terms of a contemplated financing transaction. The Company has not effected any reverse split as of March 31, 2022.

The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Plan. During the three months ended March 31, 2022, the Company has granted 600,000 options under the 2020 Plan and 600,000 options were exercised, leaving a balance of 1,700,000 options issued and outstanding as of March 31, 2022.

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the three months ended March 31, 2022. The Company has 2,150,000 options issued and outstanding under the 2019 Plan as of March 31, 2022, and December 31, 2021.

All shares of common stock issued during the three months ended March 31, 2022, and 2021, were unregistered.

Activity during the three months ended March 31, 2022

During the three months ended March 31, 2022, the Company issued an aggregate of 450,000 commitment shares pursuant to securities purchase agreements with two accredited investors (See note 6) for a total fair value of approximately $202,000.

During the three months ended March 31, 2022, the Company issued 600,000 shares of common stock from option exercise for total cash consideration of $600.

During the three months ended March 31, 2022, the Company issued 814,714 shares of common stock pursuant to a consulting agreement for total fair value of approximately $447,300.

Activity during the three months ended March 31, 2021

During the three months ended March 31, 2021, the Company agreed to issue 200,000 shares of common stock per a consulting agreement valued at $280,000. As of March 31, 2021, the shares had not been issued and were recorded as stock payable.

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

On February 25, 2021, the Company issued 85,000 shares of common stock as commitment shares in accordance with the terms of a senior secured self-amortization convertible note with aggregate fair value of $130,900.

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

Preferred Stock

On November 6, 2019, the Company authorized and issued 1,000 shares of Series B Preferred Stock (“Series B”) and 350,000 shares of common stock to CleanSpark Inc. in a private equity offering for $500,000. Management determined that the Series B should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2019, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of March 31, 2022, and December 31, 2021, Management recorded the value attributable to the Series B of $293,500 as temporary equity on the consolidated balance sheet since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature, since the instrument reached maturity during the year ended December 31, 2020. The Company recognized such BCF as a discount on the convertible preferred stock. The amortization of the discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend that reduced net income in arriving at income available to common stockholders. The holder can convert the Series B into shares of common stock at a discount of 35% to the market price.

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per year of the face amount of the Series B. The Company has recognized $15,000 of dividend on Series B during the three months ended March 31, 2022. Such amount has been reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by10% per year upon each occurrence of an event of default. In addition, the SPA further states that the conversion price initially set at a discount of 35% to the market price should be further increased by additional 10% upon each occurrence of an event of default. At the date of this Quarterly Report, CleanSpark claims that the Company was in default in three instances triggering further discount to the market price for the conversion feature and additional accrual rate. The Company believes that it has never been in default of any covenant pursuant to the terms of the Securities Purchase Agreement. The Company has not been served with any notice of default stating the specific default events. As of the date of the filing of this Quarterly Report, the parties are cooperating to resolve this matter.

The Company did not issue any share of preferred stock during the three months ended March 31, 2022.

Warrants

A summary of the Company’s warrant activity during the three months ended March 31, 2022, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Warrants	Average Exercise Price	Term (Year)
Outstanding at December 31, 2021	3,180,000	$0.69	5.08
Granted	687,500	0.80	4.99
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at March 31, 2022	3,867,500	$0.71	4.86

Exercisable at March 31, 2022	3,867,500

During the three months ended March 31, 2022, the Company issued 687,500 warrants, convertible into an equivalent number of shares of common stock, following the issuance of two convertible promissory notes to two accredited investors (note 6).

The warrants have an exercise price of $0.80 per share, provided that if the Company consummates an up listing offering on or before June 28, 2022, the exercise price will equal 125% of the offering price per share of common stock, are immediately exercisable and expire five and a half years from the issuance date.

The aggregate intrinsic value as of March 31, 2022, and December 31, 2021, was $0.

The Company used the following assumptions to value the warrants issued during the three months ended March 31, 2022:

March 2022
Warrants

Risk free rate	0.23%
Market price per share	$0.45
Life of instrument in years	2.50 years
Volatility	132.2%
Dividend yield	0%

Options

A summary of the Company’s option activity during the three months ended March 31, 2022, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Options	Average Exercise Price	Term (Year)
Outstanding at December 31, 2021	3,850,000	$0.41	4.30
Granted	600,000	0.001	5.00
Exercised	(600,000)	(0.001)	(5.00)
Forfeited-Canceled	-	-	-
Outstanding at March 31, 2022	3,850,000	$0.41	4.06

Exercisable at March 31, 2022	2,000,000

Options outstanding as of March 31, 2022, and December 31, 2021, had aggregate intrinsic value of $227,500 and $716,000, respectively.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Subsequent to March 31, 2022, the Company issued 805,000 shares of Common Stock pursuant to advertising and marketing consulting agreements with an estimated fair value of $322,000.

Subsequent to March 31, 2022, the Company issued 88,988 shares of Common Stock pursuant to existing finder’s fee agreement with an estimated fair value of approximately $40,500.

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

The Company’s current portfolio includes residential, resort and commercial properties comprising the following projects:

■	Oasis Park Resort is a 497-acres master planned real estate community including 1,344 residential home sites, south of San Felipe, Baja California that offers180-degree sea and mountain views. In addition to the residential lots, there is a planned boutique hotel, a spacious commercial center, and a nautical center. The Company recently allowed prospective homeowners and existing lot holders to tour the property again, which resulted in multiple sales closings and commitments for new home construction. 75 of the 1,344 planned residential lots were pre-sold to initial stakeholders. The Company has made significant progress on the project, which included the completion of the two-mile access road and the community entrance structure. The Company also started construction of the waterfront clubhouse, and model homes. The Company has not sold any home sites during the three months ended March 31, 2022, has not received any additional payments for its new home construction.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity. There has been no additional sale of residential lots during the three months ended March 31, 2022.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

Equity-method investment:

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCV is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCV in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was recorded as an equity-method investment in the Company’s condensed consolidated financial statements.

As of March 31, 2022:

■	The Company executed residential plot sales agreements for its Valle Divino project and accepted several reservations for home sales to purchase twenty percent (20%) inventory for phase I project at its Plaza Bajamar. To avoid paying multiple title transfer fees and the extended time for each recording, the seller for both parcels, Valdeland, S.A. de C.V., an entity controlled by the Company’s Chief Executive Officer, is in the process of creating a master bank trust. This will provide the Company through its Mexican’s subsidiary, International Land Alliance, S.A. de C.V., the rights, and interest to each property, including buildings and improvements. As demonstrated from the Company’s Oasis Park Resort, this will also potentially allow the Company to record revenue from its Valle Divino and Plaza Bajamar projects, as sales are made, and individual trusts are established for each buyer, pending further review of Mexican trust law. The Company expects to have this trust established by the end of second fiscal quarter of 2022. As of March 31, 2022, the Company received approximately $102,164 from plot sales, which are currently reported as contract liability in the Company’s consolidated balance sheet until individual trusts are established and title transferred to the buyer. The Company broke ground on the Valle Divino development in July 2020 and completed its first stage of construction in January 2021 and started reservations of residential lots. The Company has a dedicated partner for solar-plus-storage power solutions at its properties, CleanSpark, Inc., which serves as the Company’s exclusive partner for the installation of solar solutions across its portfolio, including the model homes at Plaza Bajamar. The Company commenced construction of a model home, and a clubhouse for wine tasting.

■	The Company partnered with Clean Spark, Inc. to successfully deploy a microgrid on the Company’s model home at Plaza Bajamar, and established plan to outfit all units at the property, as well all units at Valle Divino with solar micro grid installations.

■	Resumed construction and service work at Oasis Park Resort for Phase I of the project.

■	Reopened the Company’s newly renovated event center at its Emerald Grove Estates property in Southern California. The Company entered into a contract to sell a vacant 20-acre parcel of the property for approximately $630,000. The property includes the main parcel of land with existing structures along with three additional parcels of land which are vacant plots.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. As progress continues on the development of the Oasis Park Resort, we are expecting the transfer of title on the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California during the Company third fiscal quarter of 2022, as we continue to follow the necessary steps to complete this legal process.

■	Continued efforts to secure financing and strengthen balance by closing a $0.6 million debt financing with accredited institutional investors to continue the funding of our projects and operating costs.

Results of Operations for the Three Months Ended March 31, 2022, compared to the Three Months Ended March 31, 2021

	For the three months ended
	March 31, 2022	March 31, 2021
Revenues, net	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses
Sales and marketing	30,278	16,900
General and administrative expenses	1,333,946	770,847
Total operating expenses	1,364,224	787,747

Loss from operations	(1,364,224)	(787,747)

Other income (expense)
Other expense	-	(10,876)
Loss from equity-method investment	(41,104)	-
Interest income	16,973	9,219
Interest expense	(104,367)	(201,079)
Total other expense	(128,498)	(202,736)

Net loss	$(1,492,722)	$(990,483)

Operating Expenses

Operating expenses increased by $576,477 to $1,364,224 for the three months ended March 31, 2022, from $787,747 for the three months ended March 31, 2021.

Sales and marketing costs increased by approximately $13,378, to $30,278 in the three months ended March 31, 2022, from $16,900 in the three months ended March 31, 2021. Such increase is directly related to additional expenditures under consulting and real estate sales marketing agreements to drive traffic and interest into the various projects of the Company.

General and administrative costs increased by approximately $563,099 in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to an increase in share-based compensation expense by approximately $555,000 related to the stock options granted to employees, affiliates and consultants over the vesting period.

Other income (expense)

Other expense decreased by approximately $74,000, to $128,498 in the three months ended March 31, 2022, from $202,736 in the three months ended March 31, 2021. Such decrease is related to a decrease in interest expense by approximately $97,000, directly attributable to the decrease in the remaining balance of promissory notes, offset by an increase of approximately $41,100 in loss from the Company’s equity-method investment.

Net Loss

The Company finished the three months ended March 31, 2022, with a net loss of $1,492,722, as compared to a net loss of $990,483 for the three months ended March 31, 2021. The increase in our net loss resulted from the reasons outlined above.

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

Capital Resources and Liquidity

Cash was $193,276 and $56,590 as of March 31, 2022, and December 31, 2021, respectively. As shown in the accompanying financial statements, we recorded a loss of $1,492,722 for the three months ended March 31, 2022. Our working capital deficit as of March 31, 2022, was $3,737,119 and net cash flows used in operating activities for the three months ended March 31, 2022, were $344,942. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

We anticipate generating revenues over the next twelve months, as we continue to market the sale of plots held for sale at our Oasis Park Resort and we obtain title of our other projects (Valle Divino and Plaza Bajamar), which we expect will occur in the Company’s third fiscal quarter of the year ended December 31, 2022.

If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2022, was $344,942 which resulted primarily due to the loss of $1,492,722 offset by non-cash share-based compensation of $871,688, amortization of debt discount of $19,241, loss from the Company’s equity-method investment of $41,104, depreciation of $13,102, and net change in assets and liabilities of $202,644.

Net cash flows used in operating activities for the three months ended March 31, 2021 was $162,857 which resulted primarily due to the loss of $990,483 offset by non-cash share-based compensation of $356,350, and an increase in accounts payable of $104,826.

Investing Activities

Net cash flows used in investing activities was $109,000 for the three months ended March 31, 2022. The funds were used for the development of the various projects at plaza Bajamar and Valle Divino.

Net cash flows used in investing activities was $135,647 for the three months ended March 31, 2021. The funds were used for the acquisition and development of the Emerald Grove and Costa Bajamar properties.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2022, was $590,628 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $522,500, cash proceeds from on-going funding from related party for aggregate amount of $170,102, offset by $90,954 repayment of related party advances, and $11,620 repayment of promissory notes.

Net cash flows provided by financing activities for the three months ended March 31, 2021, was $405,907 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $577,486, net funding from refinancing of approximately $387,000, sale of common stock of $45,000, and offset by repayment on a promissory note of $585,315.

As a result of these activities, we experienced an increase in cash and cash equivalents of $136,686 for the three months ended March 31, 2022.

Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Critical Accounting Polices

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 15, 2022.

Off-balance Sheet Arrangements

During the period ended March 31, 2022, we have not engaged in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of March 31, 2022, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of March 31, 2022, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to, and our property is not the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

See “Item 1A. Risk Factors” in Part I of the 2021 10-K for a detailed discussion of the risks we face. The risk factors described in the 2021 10-K have not materially changed except for the addition of the following risk factor.

The ongoing conflict between Russia and Ukraine, and the global response to it, may adversely affect our business and results of operations.

The ongoing conflict between Russia and Ukraine has resulted in the implementation of sanctions by the United States and other governments against Russia and has caused significant volatility and disruptions to the global markets. It is not possible to predict the short- or long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, supply chain challenges and adverse effects on currency exchange rates and financial markets. In addition, the United States government reported that United States sanctions against Russia in response to the conflict could lead to an increased threat of cyberattacks against United States companies. These increased threats could pose risks to the security of our information technology systems and networks, as well as the confidentiality, availability, and integrity of our data. A significant escalation or further expansion of the conflict’s current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company issued an aggregate of 450,000 commitment shares of common stock pursuant to securities purchase agreements with two accredited investors (See note 6).

During the three months ended March 31, 2022, the Company issued 600,000 shares of common stock from option exercises for total cash consideration of $600.

During the three months ended March 31, 2022, the Company issued 814,714 shares of common stock pursuant to a consulting agreement.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 18, 2022	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

