Form 10-Q
period 2022-06-30
International Land Alliance Inc.
filed 2022-08-17
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

As of August 15, 2022, the registrant had 36,138,029 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$5,534	$56,590
Accounts Receivable	327,289	314,090
Prepaid and other current assets	202,672	251,665
Total current assets	535,495	622,345

Land	203,419	203,419
Land Held for Sale	647,399	647,399
Buildings, net	889,948	915,884
Furniture and equipment, net	2,146	2,682
Construction in Process	1,168,355	852,020
Note receivable	100,000	100,000
Accrued interest on note receivable	7,180	3,234
Equity-method investment	2,329,737	2,511,830
Total assets	$5,883,679	$5,858,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,587,511	$1,656,533
Contract liability	330,433	126,663
Deposits	20,000	20,000
Promissory notes, net of debt discounts	2,097,316	102,762
Promissory notes, net of debt discounts– Related Parties	986,447	834,984
Total current liabilities	5,021,707	2,740,942

Promissory notes, net of current portion	-	1,735,538

Total liabilities	5,021,707	4,476,480

Commitments and Contingencies (Note 9)

Preferred Stock Series B (Temporary Equity)	293,500	293,500

Stockholders’ equity
Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of June 30, 2022, and December 31, 2021	28	28
1,000 Series B shares issued and outstanding as of June 30, 2022, and December 31, 2021	1	1
Common stock; $0.001 par value; 150,000,000 shares authorized; 36,138,029 and 31,849,327 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	36,139	31,850
Additional paid-in capital	18,589,351	15,760,772
Accumulated deficit	(18,057,047)	(14,703,818)
Total stockholders’ equity	568,472	1,088,833

Total liabilities and stockholders’ equity	$5,883,679	$5,858,813

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues and lease income	$16,973	$8,340	$33,946	$17,559

Cost of revenues	-	-	-	-

Gross profit	16,973	8,340	33,946	17,559

Operating expenses
Sales and marketing	772,405	1,198,300	802,683	1,215,200
General and administrative expenses	739,801	649,398	2,073,747	1,420,245
Total operating expenses	1,512,206	1,847,698	2,876,430	2,635,445

Loss from operations	(1,495,233)	(1,839,358)	(2,842,484)	(2,617,886)

Other income (expense)
Other income (expense)	536	2,499	536	(8,377)
Income (loss) from equity-method investment	(140,989)	6,942	(182,093)	6,942
Interest expense	(224,821)	(144,913)	(329,188)	(345,992)
Total other expense	(365,274)	(135,472)	(510,745)	(347,427)

Net loss	$(1,860,507)	$(1,974,830)	$(3,353,229)	$(2,965,313)

Loss per common share - basic and diluted	$(0.05)	$(0.08)	$(0.10)	$(0.12)

Weighted average common shares outstanding - basic and diluted	35,452,918	25,975,729	34,164,313	24,743,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022, and 2021

(unaudited)

For the Three and Six Months Ended June 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	28,000	$28	1,000	$1	31,849,327	$31,850	$15,760,772	$(14,703,818)	$1,088,833
Common shares issued pursuant to promissory notes	-	-	-	-	450,000	450	201,825	-	202,275
Common stock issued for option exercise	-	-	-	-	600,000	600	-	-	600
Common stock issued for consulting services	-	-	-	-	814,714	815	446,463	-	447,278
Stock-based compensation	-	-	-	-	-	-	871,688	-	871,688
Warrants issued in connection with debt financing	-	-	-	-	-	-	159,664	-	159,664
Dividend on Series B Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	(1,492,722)	(1,492,722)
Balance, March 31, 2022	28,000	$28	1,000	$1	33,714,041	$33,715	$17,425,412	$(16,196,540)	$1,262,616

Common stock issued with Finders’ Fee agreement	-	-	-	-	88,988	89	40,401	-	40,490
Common stock issued for option exercise	-	-	-	-	700,000	700	-	-	700
Common stock issued for consulting services	-	-	-	-	1,635,000	1,635	728,250	-	729,885
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Stock-based compensation	-	-	-	-	-	-	410,288	-	410,288
Net loss	-	-	-	-	-	-	-	(1,860,507)	(1,860,507)
Balance, June 30, 2022	28,000	$28	1,000	$1	36,138,029	$36,139	$18,589,351	$(18,057,047)	$568,472

For the Three and Six Months Ended June 30, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	payable	Deficit	Equity
Balance, December 31, 2020	28,000	$28	1,000	$1	23,230,654	$23,231	$8,705,620	$(289,044)	$(9,641,756)	$(1,201,920)
Common stock issued with debt settlement	-	-	-	-	118,000	118	84,480	(75,628)	-	8,970
Commitment shares issued	-	-	-	-	85,000	85	130,815	-	-	130,900
Common stock issued against accrued interest due to related party	-	-	-	-	29,727	30	10,969	-	-	10,999
Common stock to be issued for cash	-	-	-	-	-	-	-	45,000	-	45,000
Common stock issued from plot sale	-	-	-	-	100,000	100	32,412	(32,512)	-	-
Common stock granted for services	-	-	-	-	-	-	(315,288)	315,288	-	-
Stock-based compensation	-	-	-	-	-	-	67,380	280,000	-	347,380
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Net loss	-	-	-	-	-	-	-	-	(990,483)	(990,483)
Balance, March 31, 2021	28,000	$28	1,000	$1	23,563,381	$23,564	$8,701,388	$243,104	$(10,632,239)	$(1,664,154)
Common stock issued with plot purchase	-	-	-	-	70,000	70	29,451	-	-	29,521
Common stock issued for warrant and option exercise	-	-	-	-	1,160,000	1,160	98,840	-	-	100,000
Common stock issued with equity-method investment	-	-	-	-	3,000,000	3,000	2,577,000	-	-	2,580,000
Common stock issued for cash	-	-	-	-	140,000	140	64,860	(45,000)	-	20,000
Common stock issued pursuant to consulting agreements	-	-	-	-	395,946	396	538,712	(280,000)	-	259,108
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Stock-based compensation	-	-	-	-	-	-	1,307,078	-	-	1,307,078
Net loss	-	-	-	-	-	-	-	-	(1,974,830)	(1,974,830)
Balance, June 30, 2021	28,000	$28	1,000	$1	28,329,327	$28,330	$13,302,329	$(81,896)	$(12,607,069)	$641,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2022	June 30, 2021

Cash Flows from Operating Activities
Net loss	$(3,353,229)	$(2,965,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,281,976	1,922,536
Fair value equity securities issued for services	1,177,163	-
Loss on debt extinguishment	-	10,876
Depreciation and amortization	26,472	23,387
Loss (Income) from equity-method investment	182,093	(6,942)
Amortization of debt discount	144,935	136,975
Expenses paid by related party	-	25,462
Changes in assets and liabilities
Accounts Receivable	(13,199)	-
Prepaid and other current assets	48,993	124,580
Accounts payable and accrued liabilities	(25,219)	215,444
Other non-current assets	-	(39)
Accrued interest on note receivable	(3,946)	-
Contract liability	203,770	30,000
Deposits	-	117,980
Net cash used in operating activities	(330,191)	(365,054)

Cash Flows from Investing Activities
Equity-method investee acquisition	-	(100,000)
Building and Construction in Progress payments	(316,335)	(171,259)
Net cash used in investing activities	(316,335)	(271,259)

Cash Flows from Financing Activities
Common stock, warrants and options sold for cash	-	65,000
Common stock issued from options exercise	1,300	-
Common stock, warrants and plots promised for cash, net	-	100,000
Cash payments on promissory notes- related party	(192,244)	(152,543)
Cash payments on promissory notes	(51,128)	(593,196)
Cash proceeds from convertible notes	522,500	288,874
Cash proceeds from promissory notes- related party	315,042	563,112
Cash proceeds from refinancing	-	368,736
Net cash provided by financing activities	595,470	639,983

Net (decrease) increase in Cash	(51,056)	3,670

Cash, beginning of period	56,590	13,171

Cash, end of period	$5,534	$16,841

Supplemental disclosure of cash flow information
Cash paid for interest	$75,858	$75,513
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Dividend on Series B	$30,000	$30,000
Debt discount from issuance of promissory notes	$93,700	$-
Common stock issued for finder’s fee agreement	$40,490	$-
Debt discount created from warrants embedded in financing	$159,664	$-
Corporate expenses paid by related party note	$28,665	$-
Shares issued with debt modification	$-	$8,970
Cancellation of previously issued common stock	$-	$315,288
Interest on notes paid by related party	$-	$11,067
Construction in progress paid by related party	$-	$84,614
Common stock issued as consideration for equity-method investee	$-	$2,580,000
Commitment shares issued with convertible note	$202,275	$130,900
Common stock issued in settlement of related party accrued interest on note	$-	$10,999

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

June 30, 2022

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the audited financial statements and notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022.

Liquidity and Going Concern

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of June 30, 2022, the Company’s current liabilities exceeded its current assets by approximately $4.5 million. The Company has recorded a net loss of $3,353,229 for the six months ended June 30, 2022, has an accumulated deficit of approximately $18.1 million as of June 30, 2022. Net cash used in operating activities for the six months ended June 30, 2022, was approximately $330,200. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to raise additional capital through debt and equity in order to fund its operations, which may have the effect of potentially diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to June 30, 2022. The direct impact of these conditions is not fully known.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming, International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”), and Emerald Grove Estates LLC, incorporated in the State of California. ILA Fund includes cash as its only assets with minimal expenses as of June 30, 2022. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of June 30, 2022. All intercompany balances and transactions are eliminated in consolidation.

The Company’s consolidated subsidiaries and/or entities were as follows:

Name of Consolidated Subsidiary or Entity	State or Other Jurisdiction of Incorporation or Organization	Attributable Interest
ILA Fund I, LLC	Wyoming	100%
International Land Alliance, S.A. de C.V. (ILA Mexico)	Mexico	100%
Emerald Grove Estates, LLC	California	100%
Plaza Bajamar LLC	Wyoming	100%
Plaza Valle Divino, LLC	Wyoming	100%

Investments - Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of June 30, 2022, management believes the carrying value of its equity method investments were recoverable in all material respects.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022, and December 31, 2021, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid, and other current assets, accounts payable and accrued liabilities, contracts liability, deposits, promissory notes, net of debt discounts and promissory notes related party approximate fair value due to their relatively short maturities. Equity-method investment is recorded at cost, which approximates its fair value since the consideration transferred includes cash and a non-monetary transaction, in the form of the Company’s common stock, which was valued based on a combination of a market and asset approach.

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

Land Held for Sale

The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition and (3) the property is actively being marketed for sale at a price that is reasonable given the estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated net realizable value.

Land and Buildings

Land and buildings are stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets. Buildings will have an estimated useful life of 20 years. Land is an indefinite lived asset that is stated at fair value at date of acquisition.

Revenue Recognition

Under ASC Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The guidance sets forth a five-step revenue recognition model. The underlying principle of the standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance.

The Company determines revenue recognition through the following steps:

■	Identification of the agreement or agreements with a buyer and/or investor.
■	Identification of the performance obligations in the agreement(s) for the sale of plots including the delivering title to the property being acquired from ILA.
■	Determination of the transaction price.
■	Allocation of the transaction price to the plots purchased when issued with equity or warrants to purchase equity in the Company; and
■	Recognition of revenue when, or as, we satisfy a performance obligation such as the transfer of control of the plots.

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of plot sales or the execution of terms and conditions contracts with third parties and investors. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration was historically paid prior to transfer of title as stated above and in future land sales, the Company plans to transfer title to buyers at the time consideration has been transferred if the acquisition of the property has been completed by the Company. The Company applies judgment in determining the customer’s ability and intention to pay; however, collection risk is mitigated through collecting payment in advance or through escrow arrangements. A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer, which for us is transfer of title to our buyers. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. We have concluded that the existing contracts only have one single performance obligation identified as the transfer of control of the property to the buyer, since the delivery of the title is merely seen as a protective right. Currently, upon execution of each contract, the Company has not developed sufficient controls and procedures to provide reasonable assurance that collection of the consideration, which the Company is entitled to, is probable. The Company has recognized $15,000 and $30,000 of revenue from the seller’s financed contracts for deed in the three and six months ended June 30, 2022, respectively. The Company currently retains title of the underlying asset under each contract until the customer pays the consideration in full. Management considers the retention of title as merely a protective right, which would potentially not disallow revenue recognition for the full consideration to which the Company is entitled.

The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration to which we will expect to receive in exchange for transferring title to the customer.

The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over property to a customer. The Company’s principal activities in the real estate development industry which it generates its revenues is the sale of developed and undeveloped land.

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $802,683 and $39,200 for the six months ended June 30, 2022, and 2021, respectively.

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

On February 11, 2019, the Company’s Board of Directors approved a 2019 equity incentive Plan (the “2019 Plan”). In order for the 2019 plan to grant “qualified stock options” to employees, it requires approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholders’ approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock under the Plan. The Company has a total of 2,150,000 options issued and outstanding under the 2019 Plan as of June 30, 2022.

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the Company’s authorized common stock for issuance under the 2020 equity plan. The 2020 Equity Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has a total of 1,700,000 options issued and outstanding under the 2020 plan as of June 30, 2022.

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

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021

Options	3,850,000	2,900,000
Warrants	3,867,500	200,000
Total potentially dilutive shares	7,717,500	3,100,000

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2022.

Reclassification

Certain reclassifications have been made to prior year’s data to confirm to the current year’s presentation. Such reclassifications had no impact on the Company’s financial condition, operating results, cash flows or stockholders’ deficit.

Recent Accounting Pronouncements

Not Yet Adopted Accounting Standards:

In March of 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging - Portfolio Layer Method. The amendments in this Update amend the guidance in ASU 2017-12 relating to the “last-of-layer” method and rename the method as the “portfolio layer” method. It expands the scope of existing guidance so that entities can apply the portfolio layer method to portfolios of all financial assets, including both prepayable and non-prepayable financial assets. Additionally, the standard expands the current model to explicitly allow entities to designate multiple layers in a single portfolio as individual hedged items. This allows a larger portion of the interest rate risk associated with such a portfolio to be hedged. The Update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted in any interim period after its issuance. The Company has not yet adopted this Update.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The guidance requires a modified retrospective transition method and early adoption is permitted. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for smaller reporting companies until periods beginning after December 15, 2022. The Company has not yet adopted ASU 2016-13 and will continue to evaluate the impact of ASU 2016-13 on its consolidated financial statements.

Adopted Accounting Standards:

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The amendments also affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. The Company adopted the new standard on January 1, 2022, which did not result in a material impact on the Company’s consolidated results of operations, financial position, and cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The guidance requires a modified retrospective transition method and early adoption is permitted. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for smaller reporting companies until periods beginning after December 15, 2022. The Company has not yet adopted ASU 2016-13 and will continue to evaluate the impact of ASU 2016-13 on its consolidated financial statements.

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the six-month period ended June 30, 2022, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of June 20, 2022, that the Company expects to have a material impact on its consolidated financial statements.

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement) to acquire real property located in Hemet, California, which included approximately 80 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant plots to be used for the purpose of development “vacant plots”. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required that the seller transfer the property for consideration to an individual versus a separate legal entity. On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The total of the consideration plus acquisition costs assets of $1,122,050 was allocated to land and building in the following amounts: $271,225 – Land; $850,826 – Building. The land is an indefinite long-lived asset that was assessed for impairment as a grouped asset with the building on a periodic basis. The Company completed the refinancing of its existing first and second mortgage loans on the 80 acres of land and existing structure of its Emerald Grove property for aggregate principal amount of $1,787,000, which provided a net funding of approximately $387,000 during the first fiscal quarter of 2021.

On September 30, 2019, the Company entered into a contract for deed agreement with Integra Green whose principal is also a creditor. Under the agreement the Company agreed to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California for a total purchase price of $630,000. $63,000 was paid upon execution and the balance is payable in a balloon payment on October 1, 2026, with interest only payments of $3,780 due on the 1st of each month beginning April 1, 2020. During the duration of the agreement the Company retains title and is allowed to encumber the property with a mortgage at its discretion, however Integra Green has the right to use the property. The Company may also evict Integra Green from the premises in the case of default under the agreement.

During the year ended December 31, 2021, the Company received an additional $149,980 related to the purchase and recognized $496,797 of revenue related to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California, to Integra Green.

During the six months ended June 30, 2022, the Company recognized $30,000 of interest income from the financing component of the lot sale to Integra green as well as the coupon on the financed amount. Such amount is reported as revenue and lease income in the Company’s consolidated statement of operations for the three and six months ended June 30, 2022.

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as plots are sold. As of June 30, 2022, the Company reported a balance for assets held for sale of $647,399.

The Company transferred title to individual plots of land to the investors since the Company received this approval of change in transfer of title to ILA.

During the six months ended June 30, 2022, the Company did not enter into any new contract to sell plots of land.

During the year ended December 31, 2021, the Company sold three (3) lots to an affiliate of a related party of the Company for a total purchase price of $120,000, of which $19,500 was funded as of December 31, 2021. The affiliate funded an additional $22,470 in the six months ended June 30, 2022, for aggregate amount funded since inception of $41,970 or approximately 35% of the purchase price as of June 30, 2022. The amount funded was recorded and reported under contract liability in the Company’s consolidated financial statements as of June 30, 2022, as the collectability criterion for the existence of a contract was not deemed to be sufficiently satisfied to qualify for recognition of revenue pursuant to ASC 606.

NOTE 4 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of June 30, 2022, and December 31, 2021:

	Useful life	June 30, 2022	December 31, 2021
Land – Emerald Grove		$203,419	$203,419

Land held for sale – Oasis Park		$647,399	$647,399

Construction in Process (Divino – Bajamar)		$1,168,355	$852,020

Furniture & equipment	5 years	$2,146	$2,682

Building – Emerald Grove	20 years	$1,048,138	$1,048,138
Less: Accumulated depreciation		(158,190)	(132,254)

Building, net		$889,948	$915,884

Depreciation expense was $26,472 and $23,387 for the six months ended June 30, 2022, and 2021, respectively.

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

The Company funded the construction by an additional $97,000 during the six months ended June 30, 2022. The construction contractor is also an entity controlled by our Chief Executive Officer. Construction began during the year ended December 31, 2020. The total of construction in process for Valle Divino was $453,275 and $356,275 as of June 30, 2022, and December 31, 2021, respectively.

As of June 30, 2022, the Company almost completed construction of the club house, the wine tasting room and sales office in anticipation of beginning site tours. As of June 30, 2022, the Company has presold 13 units, proceeds of which were recorded under contract liability in the Company’s consolidated financial statements, since the Company has not met the criteria for the existence of a contract pursuant to ASC 606.

Plaza Bajamar

This project is located within the internationally renowned Bajamar Ocean Front Hotel and golf resort. The Company partnered with Clean Spark to provide sustainable, advanced solar-plus-storage power solutions. The Company has completed a 2BR/2BA model home, an enhanced entrance, and interior roads as well as site preparation for four (4) new homes adjacent to the model home. The Company is moving to the next stage, which will provide all units in the property with solar microgrid installations.

In November and December 2019, $250,000 was paid to the Company’s Chief Executive Officer, Roberto Valdes, $150,000 for constructing of two model Villas at our planned Plaza Bajamar development. The Company has not yet taken title to this property, which is currently owned by Valdeland, S.A. de C.V., an entity controlled by Roberto Valdes. The Company intends to purchase the land from this entity and has paid $100,000 to Roberto Valdes as a down payment for this purchase. The $150,000 is the total construction cost budget that is intended to cover the construction contractor. For the year ended December 31, 2020, the Company has issued the 250,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets.

The Company funded the construction by an additional $189,300 during the six months ended June 30, 2022. The construction contractor is also an entity controlled by Roberto Valdes. Construction began during the year ended December 31, 2020. The balance of construction in process for Plaza Bajamar totaled $608,447 and $419,147 as of June 30, 2022, and December 31, 2021, respectively.

During the six months ended June 30, 2022, the Company sold six (6) house construction for total consideration of $1.4 million, of which $181,300 was funded as of June 30, 2022. The funded amount was reported under contract liability in the consolidated balance sheet as of June 30, 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

Chief Executive Officer – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with its Chief Executive Officer.

The Company has paid $11,561 of salary to its Chief Executive Officer for the six months ended June 30, 2022. The Company has accrued $66,076 of compensation costs in relation to the employment agreement for the six months ended June 30, 2022. The balance owed is $319,978 and $265,463 as of June 30, 2022, and December 31, 2021, respectively.

On October 2, 2021, the Company issued 500,000 stock options under the 2019 Plan with an exercise price of $0.50, vesting six months after issuance with a term of 5 years for estimated fair value of $270,000. These options have fully vested as of June 30, 2022. The Company recognized approximately $135,000 of stock-based compensation related to these stock options during the six months ended June 30, 2022.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with its Chief Financial Officer.

The Company paid its Chief Financial Officer salary compensation for services directly related to continued operations of $20,000 for the six months ended June 30, 2022. The Company has accrued $66,076 of compensation cost in relation to the employment agreement for the six months ended June 30, 2022. The balance owed is $220,281 and $174,205 as of June 30, 2022, and December 31, 2021, respectively.

On October 2, 2021, the Company issued 500,000 stock options under the 2019 Plan with an exercise price of $0.50, vesting six months after issuance with a term of 5 years for estimated fair value of $270,000. These options have fully vested as of June 30, 2022. The Company recognized approximately $135,000 of stock-based compensation related to these stock options during the six months ended June 30, 2022.

The Company’s Chief Financial Officer is also the managing member of Six Twenty Management LLC, an entity that has been providing ongoing capital support to the Company (See Note 7).

The Company’s Chief Financial Officer also facilitated the Emerald Grove asset purchase as described in Note 3.

President – Frank Ingrande

In May 2021, the Company executed an employment agreement with its President. The Company paid its President, a total amount of compensation of $20,000 for the six months ended June 30, 2022. The Company has accrued $66,076 of compensation cost in relation to the employment agreement for the six months ended June 30, 2022. The balance owed is $107,807 and $61,731 as of June 30, 2022, and December 31, 2021, respectively.

Frank Ingrande is the co-founder and owner of 25% of the Company’s equity-method investee RCVD.

NOTE 6 – NOTES PAYABLE

Promissory notes consisted of the following at June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Cash Call Note payable, due August 2020 - past maturity/settled	$24,785	$24,785
Christopher Elder Note payable, 18% interest, due March 2020 - past maturity	1,500	1,500
Christopher Elder Note Payable, 15% interest, due March 2021 - past maturity	76,477	76,477
Redwood Trust Note payable, 12% interest, due February 2023	1,787,000	1,787,000
Sixth Street Lending Note payable, 10% interest, due February 2023	69,720	-
Mast Hill Note payable, 12% interest, due March 2023	250,000	-
Blue Lake Note payable, 12% interest, due March 2023	250,000	-
Total Notes Payable	$2,459,482	$1,889,762
Less discounts	(362,166)	(51,462)

Total Notes Payable	2,097,316	1,838,300

Less current portion	(2,097,316)	(102,762)

Total Notes Payable - long term	$-	$1,735,538

Interest expense including amortization of the associated debt discount for the six months ended June 30, 2022, and 2021, was $178,355 and $136,975, respectively.

Redwood Trust

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. Upon execution, the Company paid $53,610 of loan origination fees, presented as debt discount in the consolidated balance sheets, and prepaid six (6) months of interest only installments totaling $107,220, presented as Prepaid and other current assets in the consolidated balance sheets. The total amount of prepaid interest has been fully recognized as interest expense during the year ended December 31, 2021. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees. There has been no repayment of principal during the six months ended June 30, 2022. The Company paid an aggregate amount of $71,480 in interest and the balance of accrued interest amounts to $36,520 as of June 30, 2022.

Promissory Notes

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to Cash Call, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on August 1, 2020. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note. On December 12, 2019, the loan and outstanding interest was settled for $52,493. As a result of the settlement, the Company recorded a gain on settlement of debt of $64,075 for the year ended December 31, 2019. The Company has not paid any principal during the six months ended June 30, 2022. As of June 30, 2020, and December 31, 2021, the remaining principal balance was $24,785. The Company has not incurred any interest expense related to this promissory note during the six months ended June 30, 2022.

Convertible Notes

Sixth Street Lending LLC

On February 2, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $116,200 for net proceeds of $100,000, net of issuance costs of $3,750 and original issuance discount of $12,450. Interest under the convertible promissory note is 10% per year, and the principal and all accrued but unpaid interest is due on February 2, 2023. The note requires ten (10) mandatory monthly installments of $12,782 (based on guaranteed twelve-month coupon) starting in March 2022.

The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at the greater of a fixed conversion price or 25% discount to the trading price of the Company’s common stock, subject to standard anti-dilutive rights.

During the six months ended June 30, 2022, the Company paid its four required monthly installments for aggregate amount of $51,128, consisting of $46,480 of principal and $4,648 applied against accrued interest.

The balance owed to Sixth Street Lending LLC is $69,720 as of June 30, 2022. Accrued interest is immaterial as of June 30, 2022.

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

During the six months ended June 30, 2022, the Company did not pay any principal or interest on the Mast note.

The principal balance owed to Mast Hill Fund is $250,000 as of June 30, 2022. Accrued interest totaled approximately $8,000 as of June 30, 2022.

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

During the three months ended June 30, 2022, the Company did not pay any principal or interest on the Blue Lake note. The principal balance owed to Blue Lake Partners is $250,000 as of June 30, 2022. Accrued interest totaled approximately $7,600 as of June 30, 2022.

NOTE 7 – PROMISSORY NOTES – RELATED PARTIES

Related party promissory notes consisted of the following at June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
RAS Real Estate LLC – Past maturity	$249,589	$365,590
Six-Twenty Management LLC – On demand	674,083	447,317
Lisa Landau – On demand	62,774	22,077
Total On demand notes, net of discount	$986,446	$834,984

Six Twenty Management LLC (“Six-Twenty”) – Manager is the Company’s Chief Financial Officer

On March 31, 2021, the Company executed a non-convertible promissory note with a related party for an initial amount funded of $288,611 and carrying a coupon of eight percent (8%) and a maturity of twelve months. This non-convertible promissory note was converted into an on demand note without scheduled maturity.

During the six months ended June 30, 2022, Six-Twenty funded the Company for additional cash of $274,140.

During the six months ended June 30, 2022, the Company paid $47,374 in cash towards the non-convertible promissory note.

As of June 30, 2022, the balance owed to Six-Twenty totals $674,083 and accrued interest amounts to approximately $48,700. As of December 31, 2021, the balance owed to Six-Twenty totals $447,317 and accrued interest amounts to $24,354.

RAS, LLC (past maturity)

On October 25, 2019, the Company issued a promissory note to RAS, LLC, a company controlled by an employee, who is a relative of the Company’s Chief Financial Officer for $440,803. The proceeds of the note were largely used to repay shareholders’ loans and other liabilities. The loan bears interest at 10%, and also carries a default coupon rate of 18%. The loan matured on April 25, 2020, is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). During the six months ended June 30, 2022, the Company paid $116,000 towards the promissory note. The outstanding balance is $249,589 and $365,590 as of June 30, 2022, and December 31, 2021, respectively.

During the six months ended June 30, 2022, the Company paid $17,600 in interest and incurred approximately $26,000 of interest based on the default coupon rate of 18%. As of June 30, 2022, and December 31, 2021, the accrued interest balance owed to RAS, LLC totals approximately $23,600 and $15,200, respectively.

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. Lisa Landau advanced approximately $40,900 to the Company and directly paid corporate expenses for aggregate amount of $28,665 during the six months ended June 30, 2022. The Company repaid $28,870 in cash during the six months ended June 30, 2022, which leaves a principal balance of approximately $62,774 as of June 30, 2022. The advances are on demand but do not bear any interest.

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

The investment was initially recorded at cost, which was determined to be $2,680,000.

The following represents summarized financial information of RCV as of and for the six months ended June 30, 2022:

Income statement	June 30, 2022
Revenue	$936,497
Cost of goods sold	(546,262)
Gross margin	390,235
Operating expenses	(813,386)
Other Expense	(305,223)
Net loss	$(728,374)

Balance sheet
Current assets	$2,540,698
Non-current assets	$4,769,524
Current liabilities	$10,494,874
Non-Current liabilities	$5,621,352

Based on its 25% equity investment, the Company has recorded a loss from equity investment of $182,093 for the six months ended June 30, 2022, which has decreased the carrying value of the investment as of June 30, 2022, to $2,329,737.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land (Valle Divino)

The land project consisting of 20 acres to be acquired from Baja Residents Club (a Company controlled by our CEO Roberto Valdes) and developed into Valle Divino resort in Ensenada, Baja California, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land will be approved before the end of the Company’s third fiscal quarter of 2022, there is no assurance that such transfer of title will be approved in that time frame or at all. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of June 30, 2022, and December 31, 2021, the Company has entered into thirteen (13) contracts for deed agreements to sell lots of land. The proceeds are presented under contract liability in the consolidated balance sheets as of June 30, 2022, and December 31, 2021.

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of June 30, 2022, and December 31, 2021, the agreement has not yet closed.

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

Due to the nature of the agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the initial payment of $63,000 was classified as a deposit. Upon an event of default, the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the six months ended June 30, 2022, and 2021, the Company recognized $0 and $17,559 in lease income, respectively.

Effective on October 1, 2021, management determined that the agreement met the definition of a contract pursuant to the guidance in ASU 2014-09 Revenue from Contracts with Customers (Topic 606). During the six months ended June 30, 2022, the Company recognized $16,680 of interest income related to the seller carryback financing and approximately $13,320 as interest income related to the financing component of the consideration exchange pursuant to ASU 2014-09.

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. The contractor also commenced phase II construction including the waterfront clubhouse, casitas  , and model homes. The total budget was established at approximately $512,000, of which approximately $106,600 has been paid, leaving a firm commitment of approximately $405,400 as of June 30, 2022.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s equity at June 30, 2022, consisted of 150,000,000   authorized shares of common stock and 2,000,000 authorized shares of preferred stock, both with a par value of $0.001 per share. As of June 30, 2022, and December 31, 2021, there were 36,138,029 and 31,849,327 shares of common stock issued and outstanding, respectively. As of June 30, 2022, and December 31, 2021, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

On October 14, 2021, the Board of Directors approved an amendment to the Company’s articles of incorporation to increase the Company’s authorized common stock from 75,000,000 shares to 150,000,000 and to carry out a reverse split in a ratio of not less than 1 for 2 and not more than 1 for 12. The Company has not yet initiated any reverse split as of June 30, 2022.

The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”). During the six months ended June 30, 2022, the Company has granted 1,300,000 options under the 2020 Plan and 1,300,000 options   were exercised, leaving a balance of 1,700,000 options issued and outstanding as of June 30, 2022.

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the three and six months ended June 30, 2022. The Company has 2,150,000 options issued and outstanding under the 2019 Plan as of June 30, 2022, and December 31, 2021.

All shares of common stock issued during the three and six months ended June 30, 2022, and 2021, were unregistered.

Activity during the six months ended June 30, 2022

During the six months ended June 30, 2022, the Company issued an aggregate of 450,000 commitment shares pursuant to securities purchase agreements with two accredited investors (See note 6) for a total fair value of approximately $202,000.

During the six months ended June 30, 2022, the Company issued 1,300,000 shares of common stock from option exercise for total cash consideration of $1,300.

During the six months ended June 30, 2022, the Company issued 2,449,714 shares of common stock pursuant to consulting agreements for total fair value of approximately $1,177,163.

During the six months ended June 30, 2022, the Company issued 88,988 shares of common stock pursuant to a finders’ fee agreement with respect to the financing in the Company’s first fiscal quarter for total fair value of approximately $40,490.

Activity during the six months ended June 30, 2021

During the six months ended June 30, 2021, the Company received cash of $65,000 for 140,000 shares of common stock.

During the six months ended June 30, 2021, the Company issued 200,000 shares per a consulting agreement valued at $280,000.

During the six months ended June 30, 2021, the Company issued 50,000 shares to the Company’s President in accordance with an executed employment agreement valued at $66,000.

During the six months ended June 30, 2021, the Company issued an aggregate of 100,000 shares to two consultants in accordance with executed consulting and real estate sales agreements valued at $132,000.

During the six months ended June 30, 2021, the Company issued 45,946 shares per advisory agreement with registered broker-dealer valued at $61,108.

During the six months ended June 30, 2021, the Company issued 160,000 shares of common stock for total consideration of $50,000 from warrants exercise.

During the six months ended June 30, 2021, the Company issued 1,000,000 shares of common stock from option exercise for total consideration of $50,000.

On December 8, 2020, the Company received cash proceeds of $20,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $20,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $11,890; and plot of land was valued at $8,110. The shares were issued during the six months ended June 30, 2021.

On December 31, 2020, the Company received cash proceeds of $30,000 for 50,000 shares of common stock to be issued to a third-party investor. In conjunction with this sale of shares, the Company also attached one (1) plot of land. The total cash proceeds of $30,000 was allocated based upon the relative fair value of the shares and one (1) promised plot of land in the following amounts: shares were valued at $20,622; and plot of land was valued at $9,378. The shares were issued during the six months ended June 30, 2021.

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

In December 31, 2020, the Company executed amendments to promissory notes with six (6) existing investors to extend the maturity date for the issuance of an aggregate of 23,000 shares of common stock with a fair value of approximately $10,000. These shares were issued on January 1, 2021.

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

On May 14, 2021, the Company issued 3,000,000 shares of common stock with a fair value of $2,580,000 for the acquisition of 25% of the membership interest of Rancho Costa Verde Development.

Preferred Stock

On November 6, 2019, the Company authorized and issued 1,000 shares of Series B Preferred Stock (“Series B”) and 350,000 shares of common stock to CleanSpark Inc. in a private equity offering for $500,000. Management determined that the Series B should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of June 30, 2022, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of June 30, 2022, and December 31, 2021, management recorded the value attributable to the Series B of $293,500 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature, since the instrument reached maturity during the year ended December 31, 2020. The Company recognized such BCF as a discount on the convertible preferred stock. The amortization of the discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend that reduced net income in arriving at income available to common stockholders. The holder can convert the Series B into shares of common stock at a discount of 35% to the market price.

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per year of the face amount of the Series B. The Company has recognized $30,000 of dividend on Series B during the six months ended June 30, 2022. Such amount has been reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by10% per year upon each occurrence of an event of default. In addition, the SPA further states that the conversion price initially set at a discount of 35% to the market price should be further increased by additional 10% upon each occurrence of an event of default. At the date of this Quarterly Report, the holder of the Series B Preferred Stock, CleanSpark, claims that the Company was in default in three instances triggering further discount to the market price for the conversion feature and additional accrual rate. The Company believes that it has never been in default of any covenant pursuant to the terms of the Securities Purchase Agreement. The Company has not been served with any notice of default stating the specific default events. As of the date of the filing of this Quarterly Report, the parties are cooperating to resolve this matter.

The Company did not issue any share of preferred stock during the six months ended June 30, 2022.

Warrants

A summary of the Company’s warrant activity during the six months ended June 30, 2022, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Warrants	Average Exercise Price	Term (Year)
Outstanding at December 31, 2021	3,180,000	$0.69	5.08
Granted	687,500	0.80	4.74
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at June 30, 2022	3,867,500	$0.71	4.61

Exercisable at June 30, 2022	3,867,500

During the six months ended June 30, 2022, the Company issued 687,500 warrants, convertible into an equivalent number of shares of common stock, following the issuance of two convertible promissory notes to two accredited investors (note 6).

The warrants have an exercise price of $0.80 per share, provided that if the Company consummates an up listing offering on or before June 28, 2022, the exercise price will equal 125% of the offering price per share of common stock, are immediately exercisable and expire five and a half years from the issuance date.

The aggregate intrinsic value as of June 30, 2022, and December 31, 2021, was $0.

The Company used the following assumptions to value the warrants issued during the six months ended June 30, 2022:

June 2022
Warrants

Risk free rate	0.23%
Market price per share	$0.45
Life of instrument in years	2.50 years
Volatility	132.2%
Dividend yield	0%

Options

A summary of the Company’s option activity during the six months ended June 30, 2022, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Options	Average Exercise Price	Term (Year)
Outstanding at December 31, 2021	3,850,000	$0.41	4.30
Granted	1,300,000	0.001	5.00
Exercised	(1,300,000)	(0.001)	(5.00)
Forfeited-Canceled	-	-	-
Outstanding at June 30, 2022	3,850,000	$0.41	3.81

Exercisable at June 30, 2022	3,550,000

Options outstanding as of June 30, 2022, and December 31, 2021, had aggregate intrinsic value of $0 and $716,000, respectively.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Subsequent to June 30, 2022, the Company executed a binding letter of intent to acquire the remaining 75% interest in the Company’s equity-method investment for $13,500,000 in a new series of the Company’s preferred stock. A definitive agreement has not yet been executed at the report date. The consideration was determined based on the estimated fair value of the remaining 75% of RCVD, subject to further due diligence and customary closing procedures.

Subsequent to June 30, 2022, the Company executed a convertible promissory note for principal of $85,000, of which $85,000 was funded to the Company, carrying a one-year term and a coupon of 9%. The promissory note is convertible at any time at the option of the holder. The convertible instrument is convertible at a discount to the market price.

Subsequent to June 30, 2022, the Company announced that it has listed its 20-acre of its 80-acre event venue at Emerald Grove, which was acquired in 2019 for $1.1million. The Company intends to subdivide the remaining 40 acres into 8 residential lots and benefit from the appreciated estate price.

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

The Company’s current portfolio includes residential, resort and commercial properties comprising the following projects:

■	Oasis Park Resort is a 497-acres master planned real estate community including 1,344 residential home sites, south of San Felipe, Baja California that offers180-degree sea and mountain views. In addition to the residential lots, there is a planned boutique hotel, a spacious commercial center, and a nautical center. The Company recently allowed prospective homeowners and existing lot holders to tour the property again, which resulted in multiple sales closings and commitments for new home construction. 75 of the 1,344 planned residential lots were pre-sold to initial stakeholders. The Company has made significant progress on the project, which included the completion of the two-mile access road and the community entrance structure. The Company also completed the construction of the waterfront clubhouse, and model homes. The Company has not sold any home sites during the six months ended June 30, 2022, has not received any additional payments for its new home construction.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. Management believes that this represents an estimated $60 million in gross sales opportunity. There has been no additional sale of residential lots during the six months ended June 30, 2022.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages. The Company sold six (6) house construction for total consideration of $1,474,000 funded through seller’s carryback, of which $181,300 was collected during the six months ended June 30, 2022, and presented under contract liability in the consolidated balance sheets.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue. There was no activity during the six months ended June 30, 2022

Equity-method investment:

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCV is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCV in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was recorded as an equity-method investment in the Company’s condensed consolidated financial statements.

As of June 30, 2022:

■	The Company executed residential plot sales agreements for its Valle Divino project and accepted several reservations for home sales to purchase twenty percent (20%) inventory for phase I project at its Plaza Bajamar. As of June 30, 2022, the Company executed six (6) construction contract for total consideration of $1,474,000, of which $181,300 has been funded. To avoid paying multiple title transfer fees and the extended time for each recording, the seller for both parcels, Valdeland, S.A. de C.V., an entity controlled by the Company’s Chief Executive Officer, is in the process of creating a master bank trust. This will provide the Company through its Mexican’s subsidiary, International Land Alliance, S.A. de C.V., the rights, and interest to each property, including buildings and improvements. As demonstrated from the Company’s Oasis Park Resort, this will also potentially allow the Company to record revenue from its Valle Divino and Plaza Bajamar projects, as sales are made and performance obligations are satisfied, and individual trusts are established for each buyer, pending further review of Mexican trust law. The Company expects to have this trust established by the end of third fiscal quarter of 2022. As of June 30, 2022, the Company received approximately $288,464 from plot sales and house construction for Valle Divino and Plaza Bajamar, which are currently reported as contract liability in the Company’s consolidated balance sheet until individual trusts are established and title transferred to the buyer. The Company broke ground on the Valle Divino development in July 2020 and completed its first stage of construction in January 2021 and started reservations of residential lots. The Company has a dedicated partner for solar-plus-storage power solutions at its properties, CleanSpark, Inc., which serves as the Company’s exclusive partner for the installation of solar solutions across its portfolio, including the model homes at Plaza Bajamar. The Company commenced construction of a model home, and a clubhouse for wine tasting.

■	The Company partnered with Clean Spark, Inc. to successfully deploy a microgrid on the Company’s model home at Plaza Bajamar, and established plan to outfit all units at the property, as well all units at Valle Divino with solar micro grid installations.

■	Resumed construction and service work at Oasis Park Resort for Phase I of the project. The Company anticipates the grand opening of this project in the fourth quarter of 2022.

■	Reopened the Company’s newly renovated event center at its Emerald Grove Estates property in Southern California. The Company entered into a contract to sell a vacant 20-acre parcel of the property for approximately $630,000. As of June 30, 2022, the Company collected $212,980 and the financed amount remains at $417,020 as of June 30, 2020. The property includes the main parcel of land with existing structures along with three additional parcels of land which are vacant plots. The Company is currently in the process of subdividing two parcels into eight (8) lots for sale to benefit from the appreciated value of the land.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. As progress continues on the development of the Oasis Park Resort, we are expecting the transfer of title on the Villas del Enologo in Rancho Tecate, Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California during the Company third fiscal quarter of 2022, as we continue to follow the necessary steps to complete this legal process.

■	The Company has raised $0.6 million financing through debt structure to continue the funding of its projects and for working capital.

Results of Operations for the Three Months Ended June 30, 2022, compared to the Three Months Ended June 30, 2021

	For the three months ended
	June 30, 2022	June 30, 2021
Revenue, net	$16,973	$8,340

Cost of revenue	-	-

Gross profit	16,973	8,340

Operating expenses
Sales and marketing	772,405	1,198,300
General and administrative expenses	739,801	649,398
Total operating expenses	1,512,206	1,847,698

Loss from operations	(1,495,233)	(1,839,358)

Other income (expense)
Other income	536	2,499
Income (Loss) from equity-method investment	(140,989)	6,942
Interest expense	(224,821)	(144,913)
Total other expense	(365,274)	(135,472)

Net loss	$(1,860,507)	$(1,974,830)

Revenue

Revenue increased by $8,633 to $16,973 for the three months ended June 30, 2022, from $8,340 for the three months ended June 30, 2021. The revenue recognized during the three months ended June 30, 2021, relates to the rental activity for the agreement executed with Integragreen as the Company determined that there was an embedded lease feature in the agreement pursuant to ASC 842. Effective on October 1, 2021, the Company determined that the agreement met the definition of a contract pursuant to the guidance in ASU 2014-09 and recognized to revenue $15,000 of interest income from the financing component of the lot sale to Integragreen as well as the coupon on the financed amount.

Operating Expenses

Operating expenses decreased by $335,492 to $1,512,206 for the three months ended June 30, 2022, from $1,847,698 for the three months ended June 30, 2021.

Sales and marketing costs decreased by $425,895, to $772,405 in the three months ended June 30, 2022, from $1,198,300 in the three months ended June 30, 2021. Such decrease mainly relates to the fair value of the 1,000,000 stock options which were granted pursuant to a consulting and real estate sales agreement in the three months ended June 30, 2021.

General and administrative costs increased by $90,403 in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase in accounting and legal fees to ensure compliance with the Company’s on-going reporting obligations and on-going projects to further develop the business.

Other expense

Other expense increased by approximately $229,802 to $365,274 in the three months ended June 30, 2022, from $135,472 in the three months ended June 30, 2021. Such increase is related to an increase in loss from the Company’s equity-method investment of $140,989 and additional interest expense related to the amortization of the debt discount generated from the embedded instruments in the promissory notes issued during the first fiscal quarter of 2022.

Net Loss

The Company finished the three months ended June 30, 2022, with a net loss of $1,860,507, as compared to a net loss of $1,974,830 for the three months ended June 30, 2021. The increase in our net loss resulted from the reasons outlined above.

Results of Operations for the Six Months Ended June 30, 2022, compared to the Six Months Ended June 30, 2021

	For the six months ended
	June 30, 2022	June 30, 2021
Revenue, net	$33,946	$17,559

Cost of revenue	-	-

Gross profit	33,946	17,559

Operating expenses
Sales and marketing	802,683	1,215,200
General and administrative expenses	2,073,747	1,420,245
Total operating expenses	2,876,430	2,635,445

Loss from operations	(2,842,484)	(2,617,886)

Other income (expense)
Other income (expense)	536	(8,377)
Income (Loss) from equity-method investment	(182,093)	6,942
Interest expense	(329,188)	(345,992)
Total other expense	(510,745)	(347,427)

Net loss	$(3,353,229)	$(2,965,313)

Revenue

Revenue increased by $16,387 to $33,946 for the six months ended June 30, 2022, from $17,559 for the six months ended June 30, 2021. The revenue recognized during the six months ended June 30, 2021, relates to the rental activity for the agreement executed with Integragreen as the Company determined that there was an embedded lease feature in the agreement pursuant to ASC 842. Effective on October 1, 2021, the Company determined that the agreement met the definition of a contract pursuant to the guidance in ASU 2014-09 and recognized to revenue $30,000 of interest income from the financing component of the lot sale to Integragreen as well as the coupon on the financed amount.

Operating Expenses

Operating expenses increased by $240,985 to $2,876,430 for the six months ended June 30, 2022, from $2,635,445 for the six months ended June 30, 2021.

Sales and marketing costs decreased by $412,517 to $802,683 in the six months ended June 30, 2022, from $1,215,200 in the six months ended June 30, 2021. Such decrease mainly relates to the fair value of the 1,000,000 stock options which were granted pursuant to a consulting and real estate sales agreement in the three months ended June 30, 2021, offset by the issuance of restricted stock as compensation pursuant to consulting and real estate sales marketing agreements to drive traffic and interest into the various projects of the Company.

General and administrative costs increased by approximately $653,502 in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase in share-based compensation expense related to stock options granted to employees, affiliates, and consultants.

Other expense

Other expense increased by approximately $163,318 to $510,745 in the six months ended June 30, 2022, from $347,427 in the six months ended June 30, 2021. Such increase is related to an increase in loss from the Company’s equity-method investment of approximately $182,093 and additional interest expense related to the amortization of the debt discount generated from the embedded instruments in the promissory notes issued during the first fiscal quarter of 2022.

Net Loss

The Company finished the six months ended June 30, 2022, with a net loss of $3,353,229, as compared to a net loss of $2,965,313 for the six months ended June 30, 2021. The increase in our net loss resulted from the reasons outlined above.

The factors that will most significantly affect future operating results will be:

■	The positive effect of implemented sales and marketing initiatives to drive opportunities into our various projects.
■	The cost to construct a home on the plots to be transferred, and the quality of contruction.
■	The quality of our amenities.
■	The global economy and the demand for vacation homes.
■	The sale price of future plots and home construction compared to the sale price in other resorts in Mexico.
■	The prime location of our projects.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Cash was $5,534 and $56,590 as of June 30, 2022, and December 31, 2021, respectively. As shown in the accompanying financial statements, we recorded a loss of $3,353,229 for the six months ended June 30, 2022. Our working capital deficit as of June 30, 2022, was $4,486,212 and net cash flows used in operating activities for the six months ended June 30, 2022, were $330,191. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2022, was $330,191 which resulted primarily due to the loss of $3,353,229 offset by non-cash share-based compensation of $1,281,976, fair value of equity securities issued for services of $1,177,163, amortization of debt discount of $144,935, loss from the Company’s equity-method investment of $182,093, depreciation of $26,472, and net change in assets and liabilities of $210,399.

Net cash flows used in operating activities for the six months ended June 30, 2021, was $365,054 which resulted primarily due to the loss of $2,965,313 offset by non-cash share-based compensation of $1,922,536, amortization of debt discount of $136,975, depreciation of $23,387, $10,876 of loss on debt extinguishment, and net change in assets and liabilities of $487,965, offset by income from the Company’s equity-method investment of $6,942.

Investing Activities

Net cash flows used in investing activities was $316,335 for the six months ended June 30, 2022. The funds were used for the development of the various projects at Plaza Bajamar and Valle Divino.

Net cash flows used in investing activities was $271,259 for the six months ended June 30, 2021. The funds were used for the acquisition and development of the Emerald Grove and Costa Bajamar properties for $171,259, and $100,000 for the cash consideration of the Company’s equity-method investment.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2022, was $595,470 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $522,500, cash proceeds from on-going funding from related party for aggregate amount of $315,042, offset by $192,244 repayment of related party advances, and $51,128 repayment of promissory notes.

Net cash flows provided by financing activities for the six months ended June 30, 2021, was $639,983 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $563,112, net funding from refinancing of approximately $368,736, sale of common stocks of $65,000, exercise of warrants and options for $100,000, and offset by repayment on a promissory note of $745,739.

As a result of these activities, we experienced a decrease in cash and cash equivalents of $51,056 for the six months ended June 30, 2022.

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

Off-balance Sheet Arrangements

During the period ended June 30, 2022, we have not engaged in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of June 30, 2022, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of June 30, 2022, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 1A. Risk Factors

See “Item 1A. Risk Factors” in Part I of the 2021 10-K for a detailed discussion of the risks we face. The risk factors described in the fiscal year ended 2021 Form 10-K have not materially changed except for the addition of the following risk factor.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2022, the Company issued an aggregate of 450,000 commitment shares of common stock pursuant to securities purchase agreements with two accredited investors (See note 6).

During the six months ended June 30, 2022, the Company issued 1,300,000 shares of common stock from option exercises for total cash consideration of $1,300.

During the six months ended June 30, 2022, the Company issued 2,538,702 shares of common stock pursuant to consulting agreements and finders’ fee agreement.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly report for the period ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed Herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 17, 2022	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

