Form 10-Q
period 2022-09-30
International Land Alliance Inc.
filed 2022-11-21
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

As of November 18, 2022, the registrant had 36,796,365 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$95,841	$56,590
Accounts Receivable	55,472	30,273
Prepaid and other current assets	206,110	251,665
Total current assets	357,423	338,528

Accounts receivable	283,817	283,817
Land	203,419	203,419
Land Held for Sale	647,399	647,399
Buildings, net	876,847	915,884
Furniture and equipment, net	2,012	2,682
Construction in Process	1,296,555	852,020
Note receivable	100,000	100,000
Accrued interest on note receivable	9,153	3,234
Equity-method investment	2,279,985	2,511,830
Total assets	$6,056,610	$5,858,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$734,613	$1,022,384
Accounts payable and accrued liabilities – Related party	1,045,454	634,149
Contract liability	487,545	146,663
Deposits	500	-
Derivative liability	278,466	-
Promissory notes, net of debt discounts	2,208,898	102,762
Promissory notes, net of debt discounts– Related Parties	1,298,880	834,984
Total current liabilities	6,054,356	2,740,942

Promissory notes, net of current portion	-	1,735,538

Total liabilities	6,054,356	4,476,480

Commitments and Contingencies (Note 9)

Preferred Stock Series B (Temporary Equity)	293,500	293,500

Stockholders’ equity (deficit)
Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of September 30, 2022, and December 31, 2021	28	28
1,000 Series B shares issued and outstanding as of September 30, 2022, and December 31, 2021	1	1

Common stock; $0.001 par value; 150,000,000 shares authorized; 36,471,365 and 31,849,327 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	36,472	31,850
Additional paid-in capital	18,707,352	15,760,772
Accumulated deficit	(19,035,099)	(14,703,818)
Total stockholders’ equity (deficit)	(291,246)	1,088,833

Total liabilities and stockholders’ equity (deficit)	$6,056,610	$5,858,813

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues and lease income	$16,973	$8,340	$50,919	$25,899

Cost of revenues	-	-	-	-

Gross profit	16,973	8,340	50,919	25,899

Operating expenses
Sales and marketing	100,600	61,000	903,283	1,276,200
General and administrative expense	432,434	496,822	2,506,181	1,917,067
Total operating expenses	533,034	557,822	3,409,464	3,193,267

Loss from operations	(516,061)	(549,482)	(3,358,545)	(3,167,368)

Other income (expense)
Other income	-	100,000	536	91,624
Income (loss) from equity-method investment	(49,752)	32,270	(231,845)	39,212
Change in fair value derivative	219,069	-	219,069	-
Interest income	-	1,534	-	1,534
Interest expense	(631,308)	(226,379)	(960,496)	(572,372)
Total other expense	(461,991)	(92,575)	(972,736)	(440,002)

Net loss	$(978,052)	$(642,057)	$(4,331,281)	$(3,607,370)

Loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.12)	$(0.14)

Weighted average common shares outstanding - basic and diluted	36,394,441	30,418,295	34,917,678	26,662,971

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022, and 2021

(unaudited)

Activity for the Nine Months Ended September 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	28,000	$28	1,000	$1	31,849,327	$31,850	$15,760,772	$(14,703,818)	$1,088,833
Common shares issued pursuant to promissory notes	-	-	-	-	450,000	450	201,825	-	202,275
Common stock issued for option exercise	-	-	-	-	600,000	600	-	-	600
Common stock issued for consulting services	-	-	-	-	814,714	815	446,463	-	447,278
Stock-based compensation	-	-	-	-	-	-	871,688	-	871,688
Warrants issued in connection with debt financing	-	-	-	-	-	-	159,664	-	159,664
Dividend on Series B Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	(1,492,722)	(1,492,722)
Balance, March 31, 2022	28,000	$28	1,000	$1	33,714,041	$33,715	$17,425,412	$(16,196,540)	$1,262,616

Common stock issued with Finders’ Fee agreement	-	-	-	-	88,988	89	40,401	-	40,490
Common stock issued for option exercise	-	-	-	-	700,000	700	-	-	700
Common stock issued for consulting services	-	-	-	-	1,635,000	1,635	728,250	-	729,885
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Stock-based compensation	-	-	-	-	-	-	410,288	-	410,288
Net loss	-	-	-	-	-	-	-	(1,860,507)	(1,860,507)
Balance, June 30, 2022	28,000	$28	1,000	$1	36,138,029	$36,139	$18,589,351	$(18,057,047)	$568,472

Common stock issued for consulting services	-	-	-	-	333,336	333	133,001	-	133,334
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	(978,052)	(978,052)
Balance, September 30, 2022	28,000	$28	1,000	$1	36,471,365	36,472	18,707,352	$(19,035,099)	$(291,246)

Activity for the Nine Months Ended September 30, 2021

Balance, December 31, 2020	28,000	$28	1,000	$1	23,230,654	$23,231	$8,705,620	$(289,044)	$(9,641,756)	$(1,201,920)
Common stock issued with debt settlement	-	-	-	-	118,000	118	84,480	(75,628)	-	8,970
Commitment shares issued	-	-	-	-	85,000	85	130,815	-	-	130,900
Common stock issued against accrued interest due to related party	-	-	-	-	29,727	30	10,969	-	-	10,999
Common stock to be issued for cash	-	-	-	-	-	-	-	45,000	-	45,000
Common stock issued from plot sale	-	-	-	-	100,000	100	32,412	(32,512)	-	-
Common stock granted for services	-	-	-	-	-	-	(315,288)	315,288	-	-
Stock-based compensation	-	-	-	-	-	-	67,380	280,000	-	347,380
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Net loss	-	-	-	-	-	-	-	-	(990,483)	(990,483)
Balance, March 31, 2021	28,000	$28	1,000	$1	23,563,381	$23,564	$8,701,388	$243,104	$(10,632,239)	$(1,664,154)
Common stock issued with plot purchase	-	-	-	-	70,000	70	29,451	-	-	29,521
Common stock issued for warrant and option exercise	-	-	-	-	1,160,000	1,160	98,840	-	-	100,000
Common stock issued with equity-method investment	-	-	-	-	3,000,000	3,000	2,577,000	-	-	2,580,000
Common stock issued for cash	-	-	-	-	140,000	140	64,860	(45,000)	-	20,000
Common stock issued pursuant to consulting agreements	-	-	-	-	395,946	396	538,712	(280,000)	-	259,108
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Stock-based compensation	-	-	-	-	-	-	1,307,078	-	-	1,307,078
Net loss	-	-	-	-	-	-	-	-	(1,974,830)	(1,974,830)
Balance, June 30, 2021	28,000	$28	1,000	$1	28,329,327	$28,330	$13,302,329	$(81,896)	$(12,607,069)	$641,723

Common stock issued with debt settlement	-	-	-	-	35,000	35	12,570	(12,605)	-	-
Common stock issued with cash, net of offering costs	-	-	-	-	3,000,000	3,000	1,736,750	-	-	1,739,750
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Stock-based compensation	-	-	-	-	-	-	78,485	-	-	78,485
Net loss	-	-	-	-	-	-	-	-	(642,057)	(642,057)
Balance, September 30, 2021	28,000	$28	1,000	$1	31,364,327	$31,365	$15,115,134	$(94,501)	$(13,249,126)	$1,802,901

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2022		September 30, 2021

Cash Flows from Operating Activities
Net loss		$(4,331,281)	$(3,607,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation		1,281,976	2,001,021
Fair value equity securities issued for services		1,310,497	-
Loss on debt extinguishment		-	10,876
Depreciation and amortization		39,708	35,311
Loss (Income) from equity-method investment		231,845	(39,212)
Amortization of debt discount		291,374	284,616
Excess Fair Value of derivative		356,785	-
Change in fair value of derivative liability		(219,069)	-
Changes in operating assets and liabilities
Accounts Receivable		(25,199)	-
Prepaid and other current assets		45,557	157,212
Accounts payable and accrued liabilities		(235,002)	287,596
Accounts payable and accrued liabilities		411,305
Other non-current assets		-	(8,379)
Accrued interest on note receivable		(5,919)	-
Contract liability		340,882	37,000
Deposits		500	137,980
Net cash used in operating activities		(506,041)	(703,349)

Cash Flows from Investing Activities
Equity-method investee acquisition		-	(100,000)
Cash payment to collaborative agreement		-	(100,000)
Building and Construction in Progress payments		(444,535)	(241,259)
Net cash used in investing activities		(444,535)	(441,259)

Cash Flows from Financing Activities
Common stock, warrants and options sold for cash		-	1,804,750
Common stock issued from options exercise		1,300	-
Common stock, warrants and plots promised for cash, net		-	100,000
Cash payments on promissory notes- related party		(262,596)	(510,661)
Cash payments on promissory notes		(89,474)	(982,086)
Cash proceeds from convertible notes		663,250	288,874
Cash proceeds from promissory notes- related party		677,347	763,812
Cash proceeds from refinancing		-	368,736
Net cash provided by financing activities		989,827	1,833,425

Net increase in Cash		39,251	688,817

Cash, beginning of period		56,590	13,171

Cash, end of period		$95,841	$701,988

Supplemental disclosure of cash flow information
Cash paid for interest		$115,084	$127,174
Cash paid for income tax		$-	$-

Non-Cash investing and financing transactions
Dividend on Series B		$45,000	$45,000
Debt discount from issuance of promissory notes		$102,200	$-
Debt discount from bifurcated derivative		$140,750	$-
Common stock issued for finder’s fee agreement		$40,490	$-
Debt discount created from warrants embedded in financing		$159,664	$-
Corporate expenses paid by related party note		$49,145	$-
Shares issued with debt modification		$-	$8,970
Cancellation of previously issued common stock		$-	$315,288
Interest on notes paid by related party		$-	$17,734
Construction in progress paid by related party		$-	$84,614
Common stock issued as consideration for equity-method investee		$-	$2,580,000
Commitment shares issued with convertible note		$202,275	$130,900
Corporate expenses paid through related party note	$		$25,462
Common stock issued in settlement of related party accrued interest on note		$-	$10,999

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to Financial Statements

September 30, 2022

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the audited financial statements and notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2022.

Liquidity and Going Concern

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of September 30, 2022, the Company’s current liabilities exceeded its current assets by approximately $5.7 million. The Company has recorded a net loss of $4.3 million for the nine months ended September 30, 2022, has an accumulated deficit of approximately $19.0 million as of September 30, 2022. Net cash used in operating activities for the nine months ended September 30, 2022, was approximately $506,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to raise additional capital through the issuance of debt instruments and equity to fund its ongoing operations, which may have the effect of potentially diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales and house construction. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to September 30, 2022. The direct impact of these conditions is not fully known.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming, International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”), and Emerald Grove Estates LLC, incorporated in the State of California, Plaza Bajamar, LLC, incorporated in State of Wyoming, Plaza Valle Divino, LLC, incorporated in the State of Wyoming. ILA Fund includes cash as its only assets with minimal expenses as of September 30, 2022. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of September 30, 2022. All intercompany balances and transactions are eliminated in consolidation.

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

Investments - Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of September 30, 2022, management believes the carrying value of its equity method investments was recoverable in all material respects.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, and December 31, 2021, respectively.

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

Level 1: uses quoted market prices in active markets for identical assets or liabilities.

Level 2: uses observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: uses unobservable inputs that are not corroborated by market data.

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

The fair value of the Company’s recorded derivative liability is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Black-Sholes option valuation model was used to determine the fair value. The Company records derivative liability on the consolidated balance sheets at fair value with changes in fair value recorded in the consolidated statements of operation.

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of September 30, 2022:

	Fair Value Measurements at September 30, 2022 Using
	Quoted Prices in Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$278,466	$278,466
Total	$-	$-	$278,466	$278,466

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

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of plot sales or the execution of terms and conditions contracts with third parties and investors. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. Consideration was historically paid prior to transfer of title as stated above and in future land sales, the Company plans to transfer title to buyers at the time consideration has been transferred if the acquisition of the property has been completed by the Company. The Company applies judgment in determining the customer’s ability and intention to pay; however, collection risk is mitigated through collecting payment in advance or through escrow arrangements. A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer, which for us is transfer of title to our buyers. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. We have concluded that the existing contracts only have one single performance obligation identified as the transfer of control of the property to the buyer, since the delivery of the title is merely seen as a protective right. Currently, upon execution of each contract, the Company has not developed sufficient controls and procedures to provide reasonable assurance that collection of the consideration, which the Company is entitled to, is probable. The Company has recognized $15,000 and $45,000 of revenue from the seller’s financed contracts for deed in the three and nine months ended September 30, 2022, respectively. The Company currently retains title of the underlying asset under each contract until the customer pays the consideration in full. Management considers the retention of title as merely a protective right, which would potentially not disallow revenue recognition for the full consideration to which the Company is entitled.

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

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $903,283 and $1,276,200 for the nine months ended September 30, 2022, and 2021, respectively.

Debt issuance costs and debt discounts

Debt issuance costs and debt discounts are being amortized over the term of the related financings on a straight-line approach, which approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying consolidated balance sheets.

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

On February 11, 2019, the Company’s Board of Directors approved a 2019 equity incentive Plan (the “2019 Plan”). In order for the 2019 plan to grant “qualified stock options” to employees, it requires approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholders’ approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock under the Plan. The Company has a total of 2,150,000 options issued and outstanding under the 2019 Plan as of September 30, 2022.

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the Company’s authorized common stock for issuance under the 2020 equity plan. The 2020 Equity Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has a total of 1,700,000 options issued and outstanding under the 2020 plan as of September 30, 2022.

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

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021

Options	3,850,000	2,900,000
Warrants	3,867,500	3,330,000
Total potentially dilutive shares	7,717,500	6,230,000

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2022.

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

There were no other new accounting standards that had a material impact on the Company’s consolidated financial statements during the nine-month period ended September 30, 2022, and there were no other new accounting standards or pronouncements that were issued but not yet effective as of September 30, 2022, that the Company expects to have a material impact on its consolidated financial statements.

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

During the nine months ended September 30, 2022, the Company recognized $45,000 of interest income from the financing component of the lot sale to IntegraGreen as well as the coupon on the financed amount. Such amount is reported as revenue in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2022.

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as plots are sold. As of September 30, 2022, the Company reported a balance for assets held for sale of $647,399.

The Company transferred title to individual plots of land to the investors since the Company received this approval of change in transfer of title to ILA.

During the nine months ended September 30, 2022, the Company did not enter into any new contract to sell plots of land.

On September 29, 2021, the Company entered into a house construction contract for total consideration of $99,000, of which $20,000 was funded as of December 31, 2021, and presented under Contract Liability in the consolidated balance sheets. During the nine months ended September 30, 2022, the customer funded additional amount of approximately $24,000, for total consideration paid of approximately $44,000 or 44% of the total consideration.

During the year ended December 31, 2021, the Company sold three (3) lots to an affiliate of a related party of the Company for a total purchase price of $120,000, of which $19,500 was funded as of December 31, 2021. The affiliate funded an additional $33,970 in the nine months ended September 30, 2022, for aggregate amount funded since inception of $53,470 or approximately 45% of the purchase price as of September 30, 2022. The amount funded was recorded and reported under contract liability in the Company’s consolidated balance sheets as of September 30, 2022, as the collectability criterion for the existence of a contract was not deemed to be sufficiently satisfied to qualify for recognition of revenue pursuant to ASC 606.

NOTE 4 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of September 30, 2022, and December 31, 2021:

	Useful life	September 30, 2022	December 31, 2021
Land – Emerald Grove		$203,419	$203,419

Land held for sale – Oasis Park		$647,399	$647,399

Construction in Process (Divino – Bajamar)		$1,296,555	$852,020

Furniture & equipment	5 years	$2,012	$2,682

Building – Emerald Grove	20 years	$1,048,138	$1,048,138
Less: Accumulated depreciation		(171,291)	(132,254)

Building, net		$876,847	$915,884

Depreciation expense was $39,708 and $35,311 for the nine months ended September 30, 2022, and 2021, respectively.

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

The Company funded the construction by an additional $97,000 during the nine months ended September 30, 2022. The construction contractor is also an entity controlled by our Chief Executive Officer. Construction began during the year ended December 31, 2020. The total of construction in process for Valle Divino was $453,275 and $356,275 as of September 30, 2022, and December 31, 2021, respectively.

As of September 30, 2022, the Company almost completed construction of the club house, the wine tasting room and sales office in anticipation of beginning site tours. As of September 30, 2022, the Company has presold 14 units, proceeds of which were recorded under contract liability in the Company’s consolidated financial statements, since the Company has not met the criteria for the existence of a contract pursuant to ASC 606.

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

The Company funded the construction by an additional $305,500 during the nine months ended September 30, 2022. The construction contractor is also an entity controlled by Roberto Valdes. Construction began during the year ended December 31, 2020. The balance of construction in process for Plaza Bajamar totaled $724,647 and $419,147 as of September 30, 2022, and December 31, 2021, respectively.

During the nine months ended September 30, 2022, the Company sold seven (7) house construction for total consideration of $1.6 million, of which $282,570 was funded as of September 30, 2022. The funded amount was reported under contract liability in the consolidated balance sheet as of September 30, 2022.

NOTE 5 – RELATED PARTY TRANSACTIONS

Chief Executive Officer – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with its Chief Executive Officer.

The Company has paid $16,561 of salary to its Chief Executive Officer for the nine months ended September 30, 2022. The Company has accrued $99,114 of compensation costs in relation to the employment agreement for the nine months ended September 30, 2022. The balance owed is $348,016 and $265,463 as of September 30, 2022, and December 31, 2021, respectively.

On October 2, 2021, the Company issued 500,000 stock options under the 2019 Plan with an exercise price of $0.50, vesting six months after issuance with a term of 5 years for estimated fair value of $270,000. These options have fully vested as of September 30, 2022. The Company recognized approximately $135,000 of stock-based compensation related to these stock options during the nine months ended September 30, 2022.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with its Chief Financial Officer.

The Company paid its Chief Financial Officer salary compensation for services directly related to continued operations of $20,000 for the nine months ended September 30, 2022. The Company has accrued $99,114 of compensation cost in relation to the employment agreement for the nine months ended September 30, 2022. The balance owed is $253,319 and $174,205 as of September 30, 2022, and December 31, 2021, respectively.

On October 2, 2021, the Company issued 500,000 stock options under the 2019 Plan with an exercise price of $0.50, vesting six months after issuance with a term of 5 years for estimated fair value of $270,000. These options have fully vested as of September 30, 2022. The Company recognized approximately $135,000 of stock-based compensation related to these stock options during the nine months ended September 30, 2022.

The Company’s Chief Financial Officer is also the managing member of Six Twenty Management LLC, an entity that has been providing ongoing capital support to the Company (See Note 7).

The Company’s Chief Financial Officer also facilitated the Emerald Grove asset purchase as described in Note 3.

President – Frank Ingrande

In May 2021, the Company executed an employment agreement with its President. The Company paid its President, a total amount of compensation of $20,000 for the nine months ended September 30, 2022. The Company has accrued $99,114 of compensation cost in relation to the employment agreement for the nine months ended September 30, 2022. The balance owed is $140,845 and $61,731 as of September 30, 2022, and December 31, 2021, respectively.

Frank Ingrande is the co-founder and owner of 25% of the Company’s equity-method investee RCVD.

NOTE 6 – PROMISSORY NOTES

Promissory notes consisted of the following at September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash Call note payable, due August 2020 - past maturity	$24,785	$24,785
Christopher Elder note payable, 18% interest, due March 2020 - past maturity	1,500	1,500
Christopher Elder note Payable, 15% interest, due March 2021 - past maturity	76,477	76,477
Redwood Trust note payable, 12% interest, due February 2023	1,787,000	1,787,000
Sixth Street Lending note payable, 10% interest, due February 2023	34,860	-
1800 Diagonal note payable, 9% coupon, due July and September 2023	149,250	-
Mast Hill note payable, 12% interest, due March 2023 – In default	250,000	-
Blue Lake note payable, 12% interest, due March 2023 – In default	250,000	-
Total Notes Payable	$2,573,872	$1,889,762
Less discounts	(364,974)	(51,462)

Total Promissory notes	2,208,898	1,838,300

Less current portion	(2,208,898)	(102,762)

Total Promissory notes - non-current	$-	$1,735,538

Accrued interest was approximately $90,500 and $48,600 as of September 30, 2022, and December 31, 2021.

Amortization of the associated debt discount for the nine months ended September 30, 2022, and 2021, was $291,374 and $284,616, respectively.

Redwood Trust

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. Upon execution, the Company paid $53,610 of loan origination fees, presented as debt discount in the consolidated balance sheets, and prepaid six (6) months of interest only installments totaling $107,220, presented as Prepaid and other current assets in the consolidated balance sheets. The total amount of prepaid interest has been fully recognized as interest expense during the year ended December 31, 2021. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees. There has been no repayment of principal during the nine months ended September 30, 2022. The Company paid an aggregate amount of approximately $125,100 in interest, of which approximately $35,700 was paid by related party, and the balance of accrued interest amounts to approximately $36,900 as of September 30, 2022.

Promissory Notes

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to Cash Call, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on August 1, 2020. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note. On December 12, 2019, the loan and outstanding interest was settled for $52,493. As a result of the settlement, the Company recorded a gain on settlement of debt of $64,075 for the year ended December 31, 2019. The Company has not paid any principal during the nine months ended September 30, 2022. As of September 30, 2020, and December 31, 2021, the remaining principal balance was $24,785. The Company has not incurred any interest expense related to this promissory note during the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2022, the Company paid its required monthly installments for aggregate amount of $89,474, consisting of $81,340 of principal and $8,134 applied against accrued interest.

The balance owed to Sixth Street Lending LLC is $34,860 as of September 30, 2022. Accrued interest is immaterial as of September 30, 2022.

Mast Hill Fund, L.P (“Mast note”)

On March 23, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. Interest under the convertible promissory note is 12% per year, and the principal and all accrued but unpaid interest is due on March 23, 2023. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022. Additionally, as an incentive to the note holder, the securities purchase agreement also provided for the issuance of 225,000 shares of common stock with fair value of approximately $101,000 fully earned at issuance, and 343,750 warrants to purchase an equivalent number of shares of common stock at an exercise price of $0.80 and a term of five years. The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at a fixed conversion price of $0.35, subject to standard anti-dilutive rights. With the issuance of a variable rate transaction with any new investor, the conversion price of the convertible debt and the strike price of the warrants will be adjusted down to the effective conversion price.

During the nine months ended September 30, 2022, the Company did not pay any principal or interest on the Mast note. During the nine months ended September 30, 2022, the Company was able to extend the required amortization payment at three instances, pursuant to the terms of the underlying agreement, for total penalty paid of $10,500. The principal balance owed to Mast Hill Fund is $250,000 as of September 30, 2022. Accrued interest totaled approximately $15,400 as of September 30, 2022.

The Company is in technical default of the note since the Company (i) consummates a variable rate transaction with another lender and (ii) failed to make the required installment payment as required under the terms of the agreement. The Company has not yet received any default notice from the investor. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest. As of December 31, 2022, the Company accrued $66,300 as default penalty, which is presented in other expense in the consolidated statement of operations.

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

The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at a fixed conversion price of $0.35, subject to standard anti-dilutive rights. With the issuance of a variable rate transaction with any new investor, the conversion price of the convertible debt and the strike price of the warrants will be adjusted down to the new effective conversion price.

During the nine months ended September 30, 2022, the Company did not pay any principal or interest on the Blue Lake note. The principal balance owed to Blue Lake Partners is $250,000 as of September 30, 2022. Accrued interest totaled approximately $15,400 as of September 30, 2022.

The Company is in technical default of the note since the Company (i) consummates a variable rate transaction with another lender and (ii) failed to make the required installment payment as required under the terms of the agreement. The Company has not yet received any default notice from the investor. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest. As of December 31, 2022, the Company accrued $66,300 as default penalty, which is presented in other expense in the consolidated statement of operations.

1800 Diagonal Lending Inc. (“Diagonal note”)

On July 28, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $85,000 for net proceeds of $80,750, net of issuance costs of $4,250. Interest under the convertible promissory note is 9% per year, and the principal and all accrued but unpaid interest is due on July 28, 2023. At any time from issuance, the note is convertible into shares of our common stock at 65% to the market price. The note includes a prepayment feature at a premium of 25% from the issuance date and up to 180 days.

On September 2, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $64,250 for net proceeds of $60,000, net of issuance costs of $4,250. Interest under the convertible promissory note is 9% per year, and the principal and all accrued but unpaid interest is due on September 2, 2023. At any time from issuance, the note is convertible into shares of our common stock at 65% to the market price. The note includes a prepayment feature at a premium of 25% from the issuance date and up to 180 days.

During the nine months ended September 30, 2022, the Company did not pay any principal or interest on the Diagonal note. The principal balance owed to Diagonal is $149,250 as of September 30, 2022. Accrued interest totaled approximately $1,790 as of September 30, 2022.

NOTE 7 – PROMISSORY NOTES – RELATED PARTY

Related party promissory notes consisted of the following at September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
RAS Real Estate LLC – Past maturity	$249,589	$365,590
Six-Twenty Management LLC – On demand	968,541	447,317
Lisa Landau – On demand	80,750	22,077
Total On demand notes, net of discount	$1,298,880	$834,984

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

During the nine months ended September 30, 2022, Six-Twenty funded the Company for additional cash of $618,445.

During the nine months ended September30, 2022, the Company paid $99,831 in cash towards the non-convertible promissory note.

As of September 30, 2022, the balance owed to Six-Twenty totals $968,541 and accrued interest amounts to approximately $67,800. As of December 31, 2021, the balance owed to Six-Twenty totals $447,317 and accrued interest amounts to $24,354.

RAS, LLC (past maturity)

On October 25, 2019, the Company issued a promissory note to RAS, LLC, a company controlled by an employee, who is a relative of the Company’s Chief Financial Officer for $440,803. The proceeds of the note were largely used to repay shareholders’ loans and other liabilities. The loan bears interest at 10%, and also carries a default coupon rate of 18%. The loan matured on April 25, 2020, is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). During the nine months ended September 30, 2022, the Company paid $116,000 towards the promissory note. The outstanding balance is $249,589 and $365,590 as of September 30, 2022, and December 31, 2021, respectively.

During the nine months ended September 30, 2022, the Company paid $17,600 in interest and incurred approximately $37,000 of interest based on the default coupon rate of 18%. As of September 30, 2022, and December 31, 2021, the accrued interest balance owed to RAS, LLC totals approximately $34,700 and $15,200, respectively.

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. Lisa Landau advanced approximately $58,900 to the Company and directly paid corporate expenses for aggregate amount of $46,535 during the nine months ended September 30, 2022. The Company repaid $46,765 in cash during the nine months ended September 30, 2022, which leaves a principal balance of approximately $80,750 as of September 30, 2022. The advances are on demand but do not bear any interest.

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

The investment was initially recorded at cost, which was determined to be $2,680,000.

The following represents summarized financial information of RCV as of and for the nine months ended September 30, 2022:

Income statement	September 30, 2022
Revenue	$1,975,303
Cost of goods sold	(1,006,210)
Gross margin	969,093
Operating expenses	(1,405,504)
Other Expense	(490,968)
Net loss	$(927,379)

Balance sheet
Current assets	$2,385,458
Non-current assets	$4,683,273
Current liabilities	$10,379,269
Non-Current liabilities	$5,694,471

Based on its 25% equity investment, the Company has recorded a loss from equity investment of $231,845 for the nine months ended September 30, 2022, which has decreased the carrying value of the investment as of September 30, 2022, to $2,279,985.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land (Valle Divino)

The land project consisting of 20 acres to be acquired from Baja Residents Club (a Company controlled by our CEO Roberto Valdes) and developed into Valle Divino resort in Ensenada, Baja California, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land will be approved before the end of the Company’s fourth fiscal quarter of 2022, there is no assurance that such transfer of title will be approved in that time frame or at all. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company. As of September 30, 2022, and December 31, 2021, the Company has entered into fourteen (14) contracts for deed agreements to sell lots of land. The proceeds are presented under contract liability in the consolidated balance sheets as of September 30, 2022, and December 31, 2021.

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the agreement, the total purchase price is $1,000,000, payable in a combination of preferred stock ($600,000); common stock ($250,000/250,000 common shares at $1.00/share); a promissory note ($150,000); and an initial construction budget of $150,000 payable upon closing. A recent appraisal valued the land “as is” for $1,150,000. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of September 30, 2022, and December 31, 2021, the agreement has not yet closed.

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

Due to the nature of the agreement, the Company’s management deemed that there was an embedded lease feature in the agreement in accordance with ASC 842. As a result, the initial payment of $63,000 was classified as a deposit. Upon an event of default, the payment is non-refundable, and the Company no longer has any obligation to provide access to the land. The interest payments will be recognized monthly as lease income. During the nine months ended September 30, 2022, and 2021, the Company recognized $0 and $25,900 in lease income, respectively.

Effective on October 1, 2021, management determined that the agreement met the definition of a contract pursuant to the guidance in ASU 2014-09 Revenue from Contracts with Customers (Topic 606). During the nine months ended September 30, 2022, the Company recognized $25,020 of interest income related to the seller carryback financing and approximately $19,980 as interest income related to the financing component of the consideration exchange pursuant to ASU 2014-09. As of September 30, 2022, the principal owed by IntegraGreen is $417,020.

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. The contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $642,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $523,400 as of September 30, 2022.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s equity at September 30, 2022, consisted of 150,000,000 authorized shares of common stock and 2,000,000 authorized shares of preferred stock, both with a par value of $0.001 per share. As of September 30, 2022, and December 31, 2021, there were 36,471,365 and 31,849,327 shares of common stock issued and outstanding, respectively. As of September 30, 2022, and December 31, 2021, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

On October 14, 2021, the Board of Directors approved an amendment to the Company’s articles of incorporation to increase the Company’s authorized common stock from 75,000,000 shares to 150,000,000 and to carry out a reverse split in a ratio of not less than 1 for 2 and not more than 1 for 12. The Company has not yet initiated any reverse split as of September 30, 2022.

The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Equity Incentive Plan (the “2020 Plan”). During the nine months ended September 30, 2022, the Company has granted 1,300,000 options under the 2020 Plan and 1,300,000 options were exercised, leaving a balance of 1,700,000 options issued and outstanding as of September 30, 2022.

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the three and nine months ended September 30, 2022. The Company has 2,150,000 options issued and outstanding under the 2019 Plan as of September 30, 2022, and December 31, 2021.

All shares of common stock issued during the three and nine months ended September 30, 2022, and 2021, were unregistered.

Activity during the nine months ended September 30, 2022

During the nine months ended September 30, 2022, the Company issued an aggregate of 450,000 commitment shares pursuant to securities purchase agreements with two accredited investors (see note 6) for a total fair value of approximately $202,000.

During the nine months ended September 30, 2022, the Company issued 1,300,000 shares of common stock from option exercise for total cash consideration of $1,300.

During the nine months ended September 30, 2022, the Company issued 2,783,050 shares of common stock pursuant to consulting agreements for total fair value of approximately $1,310,497.

During the nine months ended September 30, 2022, the Company issued 88,988 shares of common stock pursuant to a finders’ fee agreement with respect to the financing in the Company’s first fiscal quarter for total fair value of approximately $40,490.

Activity during the nine months ended September 30, 2021

During the nine months ended September 30, 2021, the Company issued 350,000 shares pursuant to consulting and employment agreement valued at $478,000

During the nine months ended September 30, 2021, the Company received cash of $65,000 for 500,000 shares of common stock.

During the nine months ended September 30, 2021, the Company issued 160,000 shares of common stock for total consideration of $50,000 from warrants exercise.

During the nine months ended September 30, 2021, the Company issued 1,000,000 shares of common stock from option exercise for total consideration of $50,000.

During the nine months ended September 30, 2021, the Company issued 170,000 shares of common stock along with plots of land to investors for total cash consideration of $85,000

During the nine months ended September 30, 2021, the Company issued 45,946 shares per advisory agreement with registered broker-dealer valued at $61,108.

During the nine months ended September 30, 2021, the Company issued 261,000 shares of common stock in conjunction with existing promissory notes and senior secured convertible notes

During the nine months ended September 30, 2021, the Company issued 3,000,000 shares of common stock with a fair value of $2,580,000 for the acquisition of 25% of the membership interest of Rancho Costa Verde Development.

On July 26, 2021, the Company entered into securities purchase agreements with certain institutional and accredited investors for the issuance and sale of 3,000,000 shares of the Company’s common stock at a closing price of $0.68 per share. The issuance also includes an equivalent number of warrants convertible into an equivalent number of the Company’s common stock at a strike price of $0.68. The gross proceeds of the financing were $2,040,000 and the net proceeds were approximately $1,800,000

Preferred Stock

On November 6, 2019, the Company authorized and issued 1,000 shares of Series B Preferred Stock (“Series B”) and 350,000 shares of common stock to CleanSpark Inc. in a private equity offering for $500,000. Management determined that the Series B should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of September 30, 2022, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of September 30, 2022, and December 31, 2021, management recorded the value attributable to the Series B of $293,500 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature, since the instrument reached maturity during the year ended December 31, 2020. The Company recognized such BCF as a discount on the convertible preferred stock. The amortization of the discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend that reduced net income in arriving at income available to common stockholders. The holder can convert the Series B into shares of common stock at a discount of 35% to the market price.

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per year of the face amount of the Series B. The Company has recognized $45,000 of dividend on Series B during the nine months ended September 30, 2022. Such amount has been reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

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

The Company did not issue any share of preferred stock during the nine months ended September 30, 2022.

Warrants

A summary of the Company’s warrant activity during the nine months ended September 30, 2022, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Warrants	Average Exercise Price	Term (Year)
Outstanding at December 31, 2021	3,180,000	$0.69	5.08
Granted	687,500	0.80	4.49
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at September 30, 2022	3,867,500	$0.71	4.36

Exercisable at September 30, 2022	3,867,500

During the nine months ended September 30, 2022, the Company issued 687,500 warrants, convertible into an equivalent number of shares of common stock, following the issuance of two (2) convertible promissory notes to two accredited investors (see note 6).

The warrants have an exercise price of $0.80 per share and are immediately exercisable with a five-year term from issuance date. These warrants include an anti-dilution provision.

The aggregate intrinsic value as of September 30, 2022, and December 31, 2021, was $0.

The Company used the following assumptions to value the warrants issued during the nine months ended September 30, 2022:

September 2022
Warrants

Risk free rate	0.23%
Market price per share	$0.45
Life of instrument in years	2.50 years
Volatility	132.2%
Dividend yield	0%

Options

A summary of the Company’s option activity during the nine months ended September 30, 2022, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Options	Average Exercise Price	Term (Year)
Outstanding at December 31, 2021	3,850,000	$0.41	4.30
Granted	1,300,000	0.001	5.00
Exercised	(1,300,000)	(0.001)	(5.00)
Forfeited-Canceled	-	-	-
Outstanding at September 30, 2022	3,850,000	$0.41	3.56

Exercisable at September 30, 2022	3,850,000

Options outstanding as of September 30, 2022, and December 31, 2021, had aggregate intrinsic value of $0 and $716,000, respectively.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Subsequent to September 30, 2022, the Company issued 325,000 shares of common stock [  ]

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

The Company’s current portfolio includes residential, resort and commercial properties comprising the following projects:

■	Oasis Park Resort is a 497-acres master planned real estate community including 1,344 residential home sites, south of San Felipe, Baja California that offers180-degree sea and mountain views. In addition to the residential lots, there is a planned boutique hotel, a spacious commercial center, and a nautical center. The Company recently allowed prospective homeowners and existing lot holders to tour the property again, which resulted in multiple sales closings and commitments for new home construction. 75 of the 1,344 planned residential lots were pre-sold to initial stakeholders. The Company has made significant progress on the project, which included the completion of the two-mile access road and the community entrance structure. The Company also completed the construction of the waterfront clubhouse, and model homes. The Company has not sold any home sites during the nine months ended September 30, 2022, but has received approximately $24,000 in additional payments from a home construction sold during the fourth quarter of 2021 for purchase price of $99,000.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. The Company has a dedicated partner for solar-plus-storage power solutions at its properties, CleanSpark, Inc., which serves as the Company’s exclusive partner for the installation of solar solutions across its portfolio. Management believes that this represents an estimated $60 million in gross sales opportunity. During the nine months ended September 30, 2022, the Company sold 6 land plots for total purchase price of $270,000, of which $2,250 has been collected. The amount collected was reported under contract liability in the consolidated balance sheets.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages. The Company sold seven (7) house construction for total contractual consideration of $1,573,000 funded through seller’s carryback, of which $282,570 was collected during the nine months ended September 30 and reported under contract liability in the consolidated balance sheets.

■

Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue. There was no activity during the nine months ended September 30, 2022. Define what is or was the idea of this property. The Company acquired 80-acre Emerald Grove in 2019 for $1.1 million. In 2021, the Company sold 20-acre for sale price of $630,000. As of September 30, 2022, the Company collected $212,980 and the financed amount remains at $417,020. The Company recently listed for sale its 20-acre event venue and is currently in the process of subdividing its remaining 40-acres into 8 residential lots for total price of $3.5 million.

Equity-method investment:

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCV is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCV in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was recorded as an equity-method investment in the Company’s condensed consolidated financial statements. During the nine months ended September 30, 2022, RCVD generated approximately $2 million in revenue for gross profit of approximately $1 million.

Summary of key operational and financial events:

■	During the nine months ended September 30, 2022, the Company collected an aggregate amount of $282,570 from house construction at the Plaza Bajamar project resulting from the execution of seven (7) house construction contracts for total contractual consideration of $1,573,000 payable over term of 120 months. cash received from the construction contract was recorded and presented as contract liability in the consolidated balance sheets.

■	As of September 30, 2022, the Company executed six (6) contracts for the sale of vacant plots for total contractual consideration of $270,000, of which $2,250 was collected and presented as contractual liability in the consolidated balance sheets.

■	To avoid paying multiple title transfer fees and the extended time for each recording, the seller for both properties, Valdeland, S.A. de C.V., an entity controlled by the Company’s Chief Executive Officer, is in the process of creating a master bank trust. This will provide the Company through its Mexican’s subsidiary, International Land Alliance, S.A. de C.V., the rights, and interest to each property, including buildings and improvements. As demonstrated from the Company’s Oasis Park Resort, this will also potentially allow the Company to record revenue from its Valle Divino and Plaza Bajamar projects, as sales are made and performance obligations are satisfied, and individual trusts are established for each buyer, pending further review of Mexican trust law. The Company expects to have this trust established by the end of our fourth fiscal quarter of 2022.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	The Company has raised $0.7 million financing through convertible promissory notes to continue the funding of its projects and for working capital.

■	The Company executed a binding letter of intent to acquire the remaining 75% of its equity-method investment in RCVD for a total purchase price of $13.5 million through the issuance of a new series of preferred stock.

■	The Company intends to raise up to $5 million from accredited investors under SEC Regulation D 506(c) offering to launch a new mortgage division. The majority of the funds will be allocated to finance loans to purchasers of the Company’s real estate, including home sites, home construction and finished homes, positioning itself as the first real estate developer to provide real estate financing to US citizen. This strategy is aimed at circumventing the difficulty for US citizen to obtain property financing in Mexico

Results of Operations for the Three Months Ended September 30, 2022, compared to the Three Months Ended September 30, 2021

	For the three months ended
	September 30, 2022	September 30, 2021
Revenue, net	$16,973	$8,340

Cost of revenue	-	-

Gross profit	16,973	8,340

Operating expenses
Sales and marketing	100,600	61,000
General and administrative expenses	432,434	496,822
Total operating expenses	533,034	557,822

Loss from operations	(516,061)	(549,482)

Other income (expense)
Other income	-	100,000
Income (loss) from equity-method investment	(49,752)	32,270
Interest income	-	1,534
Change in fair value of derivative	219,069	-
Interest expense	(631,308)	(226,379)
Total other expense	(461,991)	(92,575)

Net loss	$(978,052)	$(642,057)

Revenue

Revenue increased by $8,633 to $16,973 for the three months ended September 30, 2022, from $8,340 for the three months ended September 30, 2021. The revenue recognized during the three months ended September 30, 2021, relates to the rental activity for the agreement executed with Integragreen as the Company determined that there was an embedded lease feature in the agreement pursuant to ASC 842. Effective on October 1, 2021, the Company determined that the agreement met the definition of a contract pursuant to the guidance in ASU 2014-09 and recognized to revenue $15,000 of interest income from the financing component of the lot sale to Integragreen as well as the coupon on the financed amount. The Company also recognized $1,973 of interest related to the note receivable with A&F Agriculture, LLC in the three months ended September 30, 2022.

Operating Expenses

Operating expenses decreased by $24,788 to $533,034 for the three months ended September 30, 2022, from $557,822 for the three months ended September 30, 2021.

Sales and marketing costs increased by $39,600, to $100,600 in the three months ended September 30, 2022, from $61,000 in the three months ended September 30, 2021. Such increase mainly relates to the additional consulting agreements the Company entered into the third fiscal quarter to improve marketing efforts and drive sales of its existing projects.

General and administrative costs decreased by $64,388 in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a decrease in investors relation fees by approximately $111,000, offset by an increase in stock-based compensation expense of approximately $55,000

Other expense

Other expense increased by approximately $369,416 to $461,991 in the three months ended September 30, 2022, from $92,575 in the three months ended September 30, 2021. Such increase is related to an increase in loss from the Company’s equity-method investment by $82,022 and additional interest expense by $404,929 related to (i) the amortization of the debt discount generated from the embedded instruments in the promissory notes, (ii) the excess of the fair value of the derivative attributable to the conversion feature of the new convertible notes over the carrying amount of the underlying debt instrument and (iii) additional coupon on the Company’s convertible notes, offset by a change in fair value of the derivative generating an income of approximately $219,000.

Net Loss

The Company finished the three months ended September 30, 2022, with a net loss of $978,052, as compared to a net loss of $642,057 for the three months ended September 30, 2021. The increase in our net loss resulted from the reasons outlined above.

Results of Operations for the Nine Months Ended September 30, 2022, compared to the Nine Months Ended September 30, 2021

	For the nine months ended
	September 30, 2022	September 30, 2021
Revenue, net	$50,919	$25,899

Cost of revenue	-	-

Gross profit	50,919	25,899

Operating expenses
Sales and marketing	903,283	1,276,200
General and administrative expenses	2,506,181	1,917,067
Total operating expenses	3,409,464	3,193,267

Loss from operations	(3,358,545)	(3,167,368)

Other income (expense)
Other income (expense)	536	91,624
Income (Loss) from equity-method investment	(231,845)	39,212
Interest Income	-	1,534
Change in fair value of derivative liability	219,069	-
Interest expense	(960,496)	(572,372)
Total other expense	(972,736)	(440,002)

Net loss	$(4,331,281)	$(3,607,370)

Revenue

Revenue increased by $25,020 to $50,919 for the nine months ended September 30, 2022, from $25,899 for the nine months ended September 30, 2021. The revenue recognized during the nine months ended September 30, 2021, relates to the rental activity for the agreement executed with Integragreen as the Company determined that there was an embedded lease feature in the agreement pursuant to ASC 842. Effective on October 1, 2021, the Company determined that the agreement met the definition of a contract pursuant to the guidance in ASU 2014-09 and recognized to revenue $45,000 of interest income from the financing component of the lot sale to Integragreen as well as the coupon on the financed amount.

Operating Expenses

Operating expenses increased by $216,197 to $3,409,464 for the nine months ended September 30, 2022, from $3,193,267 for the nine months ended September 30, 2021.

Sales and marketing costs decreased by $372,917 to $903,283 in the nine months ended September 30, 2022, from $1,276,200 in the nine months ended September 30, 2021. Such decrease mainly relates to the fair value of the 1,000,000 stock options which were granted pursuant to a consulting and real estate sales agreement in the nine months ended September 30, 2021, offset by the issuance of restricted stock as compensation pursuant to consulting and real estate sales marketing agreements to drive traffic and interest into the various projects of the Company.

General and administrative costs increased by approximately $589,114 to $2,506,181 in the nine months ended September 30, 2022, compared to $1,917,067 in the nine months ended September 30, 2021, primarily due to an increase in share-based compensation expense related to stock options granted to employees, affiliates, and consultants.

Other expense

Other expense increased by approximately $532,734 to $972,736 in the nine months ended September 30, 2022, from $440,002 in the nine months ended September 30, 2021. Such increase is related to an increase in loss from the Company’s equity-method investment by approximately $271,100, additional interest expense by approximately $ 388,120 related to (i) the amortization of the debt discount generated from the embedded additional instruments in the promissory notes, (ii) the excess of the fair value of the derivative attributable to the conversion feature of the new convertible notes over the carrying amount of the underlying debt instrument and (iii) additional coupon on the Company’s convertible notes, offset by a positive change in fair value of the derivative by approximately $219,000.

Net Loss

The Company finished the nine months ended September 30, 2022, with a net loss of $4,331,281, as compared to a net loss of $3,607,370 for the nine months ended September 30, 2021. The increase in our net loss resulted from the reasons outlined above.

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

Capital Resources and Liquidity

Cash was $95,841 and $56,590 as of September 30, 2022, and December 31, 2021, respectively. As shown in the accompanying financial statements, we recorded a loss of $4,331,281 for the nine months ended September 30, 2022. Our working capital deficit as of September 30, 2022, was $5,696,934 and net cash flows used in operating activities for the nine months ended September 30, 2022, were $506,041. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

We anticipate generating revenues over the next twelve months, as we continue to market the sale of plots held for sale at our various projects, generate cash from the sale of house construction at our properties. The above sale will trigger a corresponding revenue only when the Company obtains title of the land at Valle Divino and Plaza Bajamar, which we expect will occur in the Company’s third fiscal quarter of the year ended December 31, 2022.

If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2022, was $506,041 which resulted primarily due to the loss of $4,331,281 offset by non-cash share-based compensation of $1,281,976, fair value of equity securities issued for services of $1,310,497, amortization of debt discount of $291,374, loss from the Company’s equity-method investment of $231,845, positive change in fair value of derivative liability of $219,069 depreciation of $39,708, and net change in assets and liabilities of $532,124.

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

Investing Activities

Net cash flows used in investing activities was $444,535 for the nine months ended September 30, 2022. The funds were used for the development of the various projects and the purchased house construction at Plaza Bajamar and Valle Divino.

Net cash flows used in investing activities was $441,259 for the nine months ended September 30, 2021. The funds were used for the development of the commercial agriculture at Emerald Grove resort for $100,000, cash consideration of $100,000 for the acquisition of 25% of RCV accounted for as its equity-method investment and approximately $241,000 for construction at the Company’s projects.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2022, was $989,827 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $663,250, cash proceeds from on-going funding from related party for aggregate amount of $677,347, offset by $262,596 repayment of related party advances, and $89,474 repayment of promissory notes.

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

As a result of these activities, we experienced an increase in cash of $39,251 for the nine months ended September 30, 2022.

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

Off-balance Sheet Arrangements

During the period ended September 30, 2022, we have not engaged in any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) was carried out by us under the supervision and with the participation of our Certifying Officers. Based upon that evaluation, our Certifying Officers have concluded that as of September 30, 2022, our disclosure controls and procedures, that are designed to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Certifying Officers, in order to allow timely decisions regarding required disclosure, were not effective.

As of September 30, 2022, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy the weaknesses described below. We cannot assure you that management will be successful in locating and retaining appropriate candidates or that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Item 1A. Risk Factors

See “Item 1A. Risk Factors” in Part I of the 2021 10-K for a detailed discussion of the risks we face. The risk factors described in the fiscal year ended 2021 Form 10-K have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, the Company issued an aggregate of 450,000 commitment shares of common stock for total fair value of $202,275 pursuant to securities purchase agreements with two accredited investors (See note 6).

During the nine months ended September 30, 2022, the Company issued 1,300,000 shares of common stock from option exercises for total cash consideration of $1,300.

During the nine months ended September 30, 2022, the Company issued 2,872,038 shares of common stock pursuant to consulting agreements and finders’ fee agreement for total fair value of $1,350,987.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from ILAL, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) related notes (submitted electronically with this Quarterly Report on Form 10-Q)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document (submitted electronically with this Quarterly Report on Form 10-Q)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (submitted electronically with this Quarterly Report on Form 10-Q)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically with this Quarterly Report on Form 10-Q)

104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

Exhibits designated by the symbol * are filed or furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 21, 2022	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

