Form 10-K
period 2022-12-31
International Land Alliance Inc.
filed 2023-07-06
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

On January 3, 2023, the registrant acquired the remaining 75% of the issued and outstanding units of Rancho Costa Verde Development, LLC (“acquiree”) under a Securities Purchase Agreement (“business acquisition”), which was previously accounted for as an equity-method investment under ASC 323 Investments- Equity Method and Joint Ventures. This business acquisition was determined to be a significant acquisition pursuant to Rule 1-02(w) of Regulation S-X. The registrant should have filed audited annual financial statements of the acquiree pursuant to Rule 3-05 of Regulation S-X and pro forma financial statements pursuant to Article 11 of Regulation S-X, within 75 days after the business acquisition was consummated with a Current Report on Form 8-K.

In addition, the registrant should have filed its unaudited quarterly financial statements on Form 10-Q for the three months ended March 31, 2023 by May 22, 2023, inclusive of the five day extension.

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
Emerging growth company ☐

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,657,680 based upon the price $0.43 at which the common stock was last sold as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal year, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 30, 2023, there were 64,943,897 shares of Common Stock, $0.001 par value, outstanding.

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

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us, the continuing impact of Covid-19 and geopolitical environment of the market in which the Company operates. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

PART I

Item 1. Description of Business.

International Land Alliance, Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on September 26, 2013 (inception).

The Company is a residential land development company with target properties located in the Baja California, Northern region of Mexico and Southern California. The Company’s principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building lots, securing financing for the purchase of the lots, improving the properties infrastructure and amenities, and selling the plots to homebuyers, retirees, investors, and commercial developers.

On June 30, 2011, International Land Alliance, SA De CV (“ILA Mexico”) was formed as a Mexican corporation to acquire from Baja Residents Club, S.A., a related-party Mexican corporation, 497 acres south of San Felipe, Baja California, known as the Oasis Park project and also 20 acres in Ensenada, Baja California, known as the Valle Divino project. On October 1, 2013, Roberto Jesus Valdez, Jason A. Sunstein and Elizabeth Roemer transferred their interest in Oasis Park and Valle Divino real estate projects to ILA Mexico in exchange for 7,500 shares of ILA Mexico. On October 1, 2013, we issued 3,750,000 shares of our common stock to each Roberto Jesus Valdez, and Jason Sunstein and 1,000,000 shares of our common stock to Elizabeth Roemer in exchange for all of the outstanding shares of ILA Mexico. As a result of this transaction, ILA Mexico became our wholly owned subsidiary.

On March 5, 2019, the Company received its trading symbol “ILAL” from FINRA. On April 4, 2019, the Company was approved to have its common stock traded on the OTCQB. On April 12, 2019, the Company became eligible for electronic clearing and settlement through the Depositary Trust Company (“DTC”) in the United States.

On March 18, 2019, the Company acquired real property located in Hemet, California, which included approximately 80 acres of land and two structures for $1.1 million. The property includes the main parcel of land with existing structures along with three additional parcels of land which are vacant lots to be used for the purpose of land development. The Company was generating lease income from this property up until October 1, 2021, at which point, the Company recognized revenue from the sale of 20 acres of land pursuant to Accounting Standard Codification (“ASC”) 606.

In October 2019, the Company entered into an agreement with Valdeland, S.A. de C.V.(“Valdeland”), a Mexican corporation controlled by our CEO, Roberto Valdes, to acquire 1 acre of land at the Bajamar Ocean Front Golf Resort in Ensenada, Baja California, known as the Plaza Bajamar. The transfer of title for this project is subject to approval from the Mexican government in Baja California. Although management believes that the transfer of title to the land will be approved and transferred by the end of our fiscal year of 2023, there is no assurance that such transfer of title will be approved in that time frame or at all.

On October 1, 2013, the Company entered into a promissory agreement with Grupo Jataya, S.A. DE C.V. (“Grupo”), a Mexican corporation controlled by our Chief Executive Officer, Roberto Valdes, to convey into an irrevocable trust, with ILAL named as beneficiary, to acquire 10 acres of land in Ensenada, Baja California, known as the Valle Divino, free of lien and encumbrances.

On July 2020, the Company filed the Articles of Organization with the California Secretary of State for Emerald Grove Estates, LLC (“Emerald Estates”). Emerald Estates is a wholly owned subsidiary of the Company. The purpose of Emerald Estates is agriculture and land development. On January 27, 2021, Jason Sunstein and ILAL granted the deed of the property in Sycamore Road, Hemet, California to Emerald Estates.

On May 3, 2021, the Company acquired a 25% interest in Rancho Costa Verde Development, LLC (“RCVD”). RCVD is a successful developer of a 1,100-acre, 1,200-lot master planned community in Baja California, located roughly eight (8) km north of ILA’s Oasis Park Resort. Such investment was accounted for under the equity method of investment under ASC 323 Investments – Equity method and Joint Ventures. Subsequent to December 31, 2022, the Company acquired the remaining 75% for a total contractual consideration of $13.5 million (see subsequent events in note 13).

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

Marketing research

The Company is in the process of acquiring properties, as well as developing its marketing and sales strategy. The Company also developed an interactive website and help center to answer questions from potential home buyers. The Company launched its website during its first fiscal quarter of 2021.

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

We must obtain the approval of numerous governmental authorities that regulate such matters as land use and level of density, the installation of utility services, such as water and waste disposal, and the dedication of acreage for open space, parks, schools, and other community purposes. If these authorities determine that existing utility services will not adequately support proposed development, building moratoria may be imposed. As a result, we use substantial resources to evaluate the impact of government restrictions imposed upon new residential development. Furthermore, as local circumstances or applicable laws change, we may be required to obtain additional approvals or modifications of approvals previously obtained or we may be forced to stop work. These increasing regulations may result in a significant increase in resources between our initial acquisition of land and the commencement and the completion of developments. In addition, the extent to which we participate in land development activities subjects us to greater exposure to regulatory risks.

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

Properties

Our corporate headquarters are located in month-to-month leased office facilities at 350 10th Ave., Suite 1000, San Diego, CA 92101.

Employees

As of the date of this filing, we have four employees, three of whom are executive officers of the Company.

We have and will continue to use independent contractors to assist us in accounting, marketing and selling our products.

Coronavirus (COVID-19)

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, we have undergone several national lockdowns to contain the spread of the virus, we believe there is a risk that our business, results of operations, and financial condition will be adversely affected. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by government authorities and other entities to contain the COVID-19 or mitigate its impact, almost all of which are beyond our control.

As events are rapidly changing, we do not know how long the COVID-19 pandemic and the measures that have been introduced to respond to it will disrupt our operations or the full extent of that disruption. We also cannot predict how long the effects of COVID-19 and the efforts to contain it will continue to impact our business after the pandemic is under control. Governments could take additional restrictive measures to combat the pandemic that could further impact our business or the economy in the geographies in which we operate. It is also possible that the impact of the pandemic and response on our customers and markets will persist for some time after governments ease their restrictions. These measures may impact our business and financial condition as the responses to control COVID-19.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

There is substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors will lose their entire investment.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to repay or refinance our obligations, to raise additional capital and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, stockholders will lose their investment. We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

The Company has an accumulated deficit of $25.1 million as of December 31, 2022, and never operated at a profit and our loss for the year ended December 31, 2022, was $10.4 million. This loss and deficit may impact the future of the Company in many ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good trading price for our common stock.

The impact of any deterioration in the U.S. economy as a result of the coronavirus (COVID-19) outbreak may negatively affect our business.

In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the rapidly expanding nature of the COVID-19 pandemic, we have undergone several national lockdowns to contain the spread of the virus, we believe there is a risk that our business, results of operations, and financial condition will be adversely affected. Potential impact to our results of operations will also depend on future developments and new information that may emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by government authorities and other entities to contain the COVID-19 or mitigate its impact, almost all of which are beyond our control.

As events are rapidly changing, we do not know how long the COVID-19 pandemic and the measures that have been introduced to respond to it will disrupt our operations or the full extent of that disruption. We also cannot predict how long the effects of COVID-19 and the efforts to contain it will continue to impact our business after the pandemic is under control. Governments could take additional restrictive measures to combat the pandemic that could further impact our business or the economy in the geographies in which we operate. It is also possible that the impact of the pandemic and response on our customers and markets will persist for some time after governments ease their restrictions. These measures may impact our business and financial condition as the responses to control COVID-19

Our Certificate of Incorporation and Bylaws limit the liability of, and provide indemnification for, our officers and directors.

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

Our capital requirements in connection with our development activities of our residential property’s operations have been and will continue to be significant. As of December 31, 2022, we do expect to require additional funding for more than one year in order to continue development. construction of houses, infrastructure and marketing activities associated with our properties. However, there can be no assurances that we will not need additional funding in the future or that our current cash position will be sufficient to fund any future plans to accelerate our commercialization efforts. In the event additional funding is necessary, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We have and will continue to enter into agreements with firms owned or controlled by our officers and directors. A conflict of interest will arise should a dispute occur with the respect of our rights and obligations pursuant to the agreements and those firms. Under Wyoming law, a conflict-of-interest transaction is not voidable if the transaction was fair at the time it was entered into or is approved in advance by the vote of the board of directors not having an interest in the transaction if the material facts of the transaction and the director’s interest are disclosed or known to the board prior to the vote. Each officer and director owe a fiduciary duty to the Company to present business opportunities to the Company. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors to other entities will materially affect our ability to identify and pursue business opportunities or to complete our initial business objectives.

Our lack of operations makes evaluating our business difficult.

We have almost nine years of operational history. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

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

Under various foreign, federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate, and also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure to remediate property’ contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. The costs or liabilities could exceed the value of the affected real estate. We have not been notified by any governmental authority, however, of any non-compliance, liability or other claim in connection with any of our properties, and we are not aware of any other environmental condition with respect to any of our properties that management believes would have a material adverse effect on our business, assets or results of operations taken as a whole.

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

Our future business and results of operations depend in significant part upon the continued contributions of our Chief Executive Officer, Chief Financial Officer and President. If we lose their services or if they fail to perform in their current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key officers in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

General economic conditions in Mexico have an impact on our business and financial results, such as inflation, weakening of the US dollars versus the Mexican Peso and tax fluctuations in Mexico. The global economy in general and in Mexico remains uncertain. Weak economic conditions could result in lower demand for our properties, resulting in lower sales, earnings, and cash flows.

The value of our securities may be affected by the foreign exchange rate between U.S. dollars and the currency of Mexico.

The value of our common stock may be affected by the foreign exchange rate between U.S. dollars and the currency of Mexico, and between those currencies and other currencies in which our revenues, expenses, assets, and liabilities may be denominated. For example, to the extent that we need to convert U.S. dollars into the currency of Mexico for our operational needs, should the currency of Mexico appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert the currency of Mexico into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the currency of Mexico, the U.S. dollar equivalent of our earnings from our subsidiaries in Mexico would be reduced.

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

Doing business in Mexico requires us to comply with the laws and regulations of numerous jurisdictions. These laws and regulations place restrictions on our operations and business practices. In particular, we are subject to the FCPA, which generally prohibits companies and their intermediaries from providing anything of value to foreign officials for the purpose of obtaining or retaining business or securing any improper business advantage, along with various other anti-corruption laws. As a result of doing business in Mexico, we are exposed to a heightened risk of violating anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. Any continued international expansion, and any development of new partnerships and joint venture relationships worldwide, increases the risk of FCPA violations in the future.

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

RISKS RELATED TO OUR COMMON STOCK

The potential risk from OTC delisting

The Company draws the attention of shareholders to the risk factor pertaining to the potential delisting from OTC Markets Group, Inc. (“OTC”) due to the late filing of the Company’s Annual Report on Form 10-K and subsequent Quarterly Report on Form 10-Q for the period ended March 31, 2023.

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

Our Chief Executive Officer and Director Roberto Valdes, and our Chief Financial Officer and Director Jason Sunstein, and our President and Director Frank Ingrande, together own 14,503,575 shares of common stock, or approximately 34% of our outstanding voting securities. As a result, currently, and after the filing, they will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Because our directors hold a significant amount of our shares of common stock, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on the operating effectiveness of the Company’s Internal Controls over financial reporting. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our Directors, Roberto Valdes, Jason Sunstein and Frank Ingrande, control approximately 33.6% on aggregate of our outstanding voting securities, will continue to own a significant percentage of our voting securities, it may not be possible to have adequate internal controls. We cannot predict what affect this will have on our stock price.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 150,000,000 shares of common stock. As of the date of this report we had 64,943,897 shares of common stock outstanding. Accordingly, we may issue approximately 85,056,103 additional shares of common stock subject to limitation on reserve amounts for other securities outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

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

Our articles of incorporation allow for our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 2,000,000 shares of our preferred stock without further stockholders’ approval (including 1,000,000 shares that have been designated Series A and 1,000 shares that have been designated Series B. As a result, our board of directors could authorize the issuance of a new series of preferred stock that would grant to holders of preferred stock the right to our assets upon liquidation, or the right to receive dividend payments before dividends are distributed to the holders of common stock. In addition, our board of directors could authorize the creation of a new series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in leased office facilities at 350 10th Ave., Suite 1000, San Diego, CA 92101. Because of the nature of our real estate development operations, significant amounts of property are held as inventory in the ordinary course. Such properties are not included in response to this Item.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending legal proceedings.

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

As of June 30, 2023, there were 236 holders of record of our common stock. As of such date, 64,943,897 shares of our common stock were issued and outstanding.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol “ILAL”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years. Such prices are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal 2021	Low	High
First Quarter	$0.35	$1.84
Second Quarter	$0.84	$1.52
Third Quarter	$0.53	$1.20
Fourth Quarter	$0.35	$1.02

Fiscal 2022	Low	High
First Quarter	$0.32	$0.85
Second Quarter	$0.29	$0.50
Third Quarter	$0.12	$0.45
Fourth Quarter	$0.08	$0.30

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

2022 Equity Incentive Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	2,150,000	$0.20	2,850,000
Total	2,150,000	$0.20	2,850,000

2020 Equity Incentive Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	1,700,000	$0.33	1,300,000
Total	1,700,000	$0.33	1,300,000

2019 Equity Incentive Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	2,150,000	$0.48	850,000
Equity compensation plans approved by security holders	-	-	-
Total	2,150,000	$0.48	850,000

Brief Description of equity compensation plan.

On February 11, 2019, the Company’s Board of Directors approved a 2019 equity incentive Plan (the “2019 Plan”). In order for the 2019 plan to grant “qualified stock options” to employees, it requires approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholders’ approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock under the Plan. The Company has a total of 2,150,000 options issued and outstanding as of December 31, 2022.

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Plan. The Company has reserved a total of 3,000,000 shares of the Company’s authorized common stock for issuance under the 2020 equity plan. The 2020 Equity Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has a total of 1,700,000 options issued and outstanding as of December 31, 2022.

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The Company granted 2,150,000 options during the year ended December 31, 2022. The Company has 2,150,000 and 0 options issued and outstanding under the 2022 Plan as of December 31, 2022 and 2021, respectively.

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

Recent Sales of Unregistered Securities

See Note 11 to the consolidated financial statements for disclosure of the issuance of unregistered securities for the year ended December 31, 2022.

Subsequent to December 31, 2022, the Company issued 1,077,164 shares of common stock pursuant to debt conversion in accordance with the terms of the agreements.

Subsequent to December 31, 2022, the Company issued 267,310 shares of common stock pursuant to a cashless exercise of 343,750 warrant shares.

Subsequent to December 31, 2022, the Company issued 100,000 shares of common stock for services.

Subsequent to December 31, 2022, the Company issued 20,000,000 shares of common stock pursuant to a business acquisition.

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

Overview of Our Company

International Land Alliance, Inc. was incorporated pursuant to the laws of the State of Wyoming on September 26, 2013. We are based in San Diego, California. We are a residential land development company with target properties located primarily in the Baja California Northern region of Mexico and Southern California. Our principal activities are purchasing properties, obtaining zoning and other entitlements required to subdivide the properties into residential and commercial building lots, securing financing for the purchase of the lots, improving the properties’ infrastructure and amenities, and selling the lots to homebuyers, retirees, investors, and commercial developers. We offer the option of financing (i.e., taking a promissory note from the buyer for all or part of the purchase price) with a guaranteed acceptance on any purchase for every customer.

Overview

The real estate market in Northern Baja California has continued to significantly improve and has fully recover from the negative impact of Covid-19. The housing prices has continued to rise in the Southwest U.S., and inventory has remained severely low, which generated additional attraction from home buyers seeking second homes or vacation homes.

The Company’s current portfolio includes residential, resort and commercial properties comprising of the following projects:

Oasis Park Resort is a 497-acres master planned real estate community including 1,344 residential home sites, south of San Felipe, Baja California, which offers a180-degree sea and mountain views. In addition to the residential lots, there is a planned boutique hotel, a spacious commercial center, and a nautical center.

The Company recently allowed prospective homeowners and existing lot holders to tour the property again. 75 of the 1,344 planned residential lots were pre-sold to initial shareholders. The Company has made significant progress on the project, which included the completion of the two-mile access road and the community entrance structure. The Company also started construction of the waterfront clubhouse, and model homes.

During the year ended December 31, 2022, the Company received additional payment of $41,940 from an affiliate to a related party resulting from the sale of three residential home sites in 2021 for a total contractual price of $120,000.

As of December 31, 2022, the Company has received an aggregate amount of $61,440 from this sale, all of which are recorded in contract liability in the consolidated balance sheet as of December 31, 2022.

In addition, the Company executed a home construction contract for a total value of $90,000, of which $43,967 has been paid as of December 31, 2022, and presented in contract liability in the consolidated balance sheet as of December 31, 2022.

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

Equity-method investment:

Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCV is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. The project consists of approximately 1,200 home sites, of which approximately 1,000 home sites were sold, and 90 homes completed or under construction.

In May 2021, the Company acquired a 25% investment in RCV in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was recorded as an equity-method investment in the Company’s condensed consolidated financial statements.

The Company recognized $422,493 of loss from its equity-method investment and fully impaired the remaining carrying cost of its investment for a total amount of $2,089,337, which reduced the carrying value of its equity method investment at $0 as of December 31, 2022.

During the fiscal year ended December 31, 2022:

■	Companies controlled by Roberto Valdes, our Chief Executive Officer, executed residential plot sales agreements for its Valle Divino project and accepted several reservations for home sales to purchase twenty percent (20%) inventory for phase I project at its Plaza Bajamar. To avoid paying multiple title transfer fees and the extended time for each recording, the seller for both parcels, Valdeland, S.A. de C.V. for Plaza Bajamar and Valdetierra S.A de C.V. for Valle Divino, entities controlled and owned by the Company’s Chief Executive Officer, are in the process of creating a master bank trust. This will provide the Company through its Mexican’s subsidiary, International Land Alliance, S.A. de C.V., the rights, and interest to each property, including buildings and improvements. As demonstrated from the Company’s Oasis Park Resort, this will also potentially allow the Company to record revenue from its Valle Divino and Plaza Bajamar projects, as sales are made, and individual trusts are established for each buyer, pending further review of Mexican trust law. The Company expects to have this trust established by the end of fiscal year 2023. The Company recognizes that this has been delayed from our initial projection due to the recent acquisition of the remaining 75% of RCVD in early fiscal year 2023 and the resulting accounting consequence. As of December 31, 2022, the Company collected approximately $106,500 from plot sales for Valle Divino, which are currently initially reported as contract liability in the Company’s consolidated balance sheet until individual trusts are established and title transferred to the buyer. The Company broke ground on the Valle Divino development in July 2020 and completed its first stage of construction in January 2021 and started reservations of residential lots.

■	Resumed construction and service work at Oasis Park Resort for Phase I of the project.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our fiscal year 2023, as we continue to follow the necessary steps to complete this legal process. However, there is no assurance that such transfer of title will occur on above timeframe or at all.

■	Continued efforts to secure financing and strengthen balance by closing several convertible notes with several investors for aggregate principal amount of approximately $791,500.

Results of Operations for the year ended December 31, 2022, compared to the year ended December 31, 2021

	For the years ended
	December 31, 2022	December 31, 2021
Revenues and lease income	$-	$522,696

Cost of revenue	-	67,806

Gross profit	-	454,890

Operating expenses
Sales and marketing	1,085,300	1,782,000
Impairment loss	4,158,243	-
General and administrative expenses	3,107,457	2,875,818
Total operating expenses	8,351,000	4,657,818

Loss from operations	(8,351,000)	(4,202,928)

Other income (expense)
Other income	540	91,624
Loss from equity-method investment	(422,493)	(168,170)
Interest income	-	18,234
Loss from related party debt extinguishment	(78,508)	-
Change in fair value derivative liability	(33,992)	-
Interest expense	(1,532,186)	(800,822)
Total other expense	(2,066,639)	(859,134)

Net loss	$(10,417,639)	$(5,062,062)

Revenues

Our total revenue reported for the year ended December 31, 2022, was $0, compared with $522,696 for the year ended December 31, 2021.

During the year ended December 31, 2021, the Company recognized $496,797 related to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California, and $25,899 in rental income activities related to IntegraGreen as the transaction was previously accounted for pursuant to ASC 842. The sale of the 20 acres of vacant land had a financing component, which is recognized as interest income in the consolidated statement of operations pursuant to ASC 606.

As the Company does not have title of the underlying land for its Divino and Bajamar projects as well as meeting the criteria for a contract under ASC 606, all proceeds collected from the sale of vacant lots and/or house construction were initially reported under contract liability in the consolidated balance sheets; however, the Company offsetted the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

Cost of Revenues

Our total cost of revenues for the year ended December 31, 2022, was $0 compared with $67,806 for the year ended December 31, 2021. The change is a result of the cost associated with the 20 acres of land sold to IntegraGreen during fiscal year 2021.

Operating Expenses

Operating expenses increased to $8,351,000 for the year ended December 31, 2022, from $4,657,818 for the year ended December 31, 2021. The detail by major category is reflected in the table below.

Sales and marketing costs decreased by $696,700 for the year ended December 31, 2022, primarily due to the fair value of options issued pursuant to a consulting and real estate sales agreement, which were granted during the year ended December 31, 2021. During the year ended December 31, 2022, the Company also granted common shares with a fair value of approximately $765,000 with regards to consulting and advisory services on M&A, marketing & promotions of the Company real estate projects.

General and administrative costs increased by $231,639 for the year ended December 31, 2022, primarily due to stock-based compensation, legal fees and insurance expenses offset by a significant reduction in website design and investor relations.

Impairment loss increased by $4,158,243, which results from $2,089,337 impairment of the Company’s equity-method investment, $103,234 impairment attributable to the receivable with A&F, a related party, $912,350 impairment of the accumulated construction in progress costs net of contract liability for our projects at Plaza Bajamar and Valle Divino due to the uncertainty in the transfer of title of the land from our related party, $766,032 due to the uncertainty in the determination of the market value of our Oasis Park Resort and $287,290 from the impairment of the Company’s receivable towards Integra Green.

Other expenses

Other expenses increased by $1,207,505 to $2,066,639 for the year ended December 31, 2022, from $859,134 for the year ended December 31, 2021.

Such increase is primarily due to a $731,364 increase in interest expense, which results from the additional convertible notes that the Company secured during fiscal year 2022 to fund its ongoing operations, an increase of $254,323 in the loss from the Company’s share in its equity-method investee and the decrease in other income by $91,084 due to reversal of default penalties on promissory notes for $100,000 in fiscal year 2021, an increase of $78,508 of loss from extinguishment of related party, resulting from the conversion of related party payroll to shares of common stock, offset by a positive change in fair value of the Company’s derivative liability by $378,188.

Net Loss

As a result of the foregoing, the Company finished the year ended December 31, 2022, with a net loss of $10,417,639, as compared to a loss of $5,062,062 for the year ended December 31, 2021.

The factors that will most significantly affect future operating results will be:

■	The acquisition of land with lots for sale and house construction.
■	The sale price of future lots, compared to the sale price of lots in other resorts in Mexico.
■	The cost to construct a home on the lots to be transferred, and the quality of construction.
■	The quality of our amenities.
■	The effectiveness of our sales and marketing strategies.
■	The global economy and the demand for vacation homes.
■	The on-going effect of COVID-19 on the US and Global economy.
■	The access to capital financing to continue the development of our existing projects and acquire new projects.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Cash and cash equivalents were approximately $49,400 at December 31, 2022. As shown in the accompanying consolidated financial statements, we recorded a loss of $10,417,639 and $5,062,062 for the years ended December 31, 2022, and 2021, respectively. Our working capital deficit at December 31, 2022 was approximately $5.6 million and net cash flows used in operating activities for the year ended December 31, 2022, were approximately $0.5 million.

These factors and our limited ability to raise additional capital to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating continued revenues over the next twelve months as we continue to market the sale of lots held for sale and also from home construction, now having assumed title of our Oasis Park Resort property and expect to assume title to our other properties; however, there can be no assurance that such revenue will be sufficient to cover our expenses. Consequently, we expect to be dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2022, was approximately $528,000, which resulted primarily due to the loss of $10,417,639, offset by stock-based compensation of $1,710,881, fair value of shares issued as settlement of debt of $1,470,836, impairment loss of $4,158,243, amortization of debt discount of $458,616, depreciation of $52,944, loss from equity method investment of $422,493, excess of fair value of derivative over the carrying amount of the underlying debt instrument of $356,784, loss on related party debt extinguishment of $78,508, $33,992 of change in fair value of derivative liability, and $1,146,281 change in assets and liabilities.

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

Investing Activities

Net cash flows used in investing activities was $539,935 for the year ended December 31, 2022, resulting for the additional funds invested in developing the infrastructure and amenities to our various projects in Baja California.

Net cash flows used in investing activities was $722,050 for the year ended December 31, 2021. The funds were used for the development of the commercial agriculture at Emerald Grove resort for $100,000, cash consideration of $100,000 for the acquisition of 25% of RCV accounted for as its equity-method investment and approximately $522,050 for construction at the Company’s projects.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2022, was $1,060,777 primarily from cash proceeds from issuance of convertible notes for aggregate amount of $773,250, additional funds received from related party of $793,187, $15,000 from cash proceeds from sale of common stock, offset by repayment on a promissory note of $131,339, and repayment to related party by $390,621.

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

As a result of these activities, we experienced a decrease in cash and cash equivalents of approximately $7,200 for the year ended December 31, 2022, and an increase in cash and cash equivalents of approximately $43,400 for the year ended December 31, 2021. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors.

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are disclosed in Note 2 of our audited consolidated financial statements included herein. We consider the following accounting policies critical to the understanding of the results of our operations:

■	Going concern. It requires to rely on management’s representation on financial forecast.
■	Revenue recognition. It requires judgement to determine when a contract exists, when performance obligations are met and the estimated variable consideration if any.
■	Issuance of debt with attached financial instruments. Some instruments carry embedded features that require bifurcation from host instrument and accounting as derivative liability.
■	Accounting of the Company’s equity-method investment. Indeed, it requires judgement by management to determine whether there is significant influence or control over the Company’s investee. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over these policies.

Off-balance Sheet Arrangements

Since our inception through December 31, 2022, we have not engaged in any off-balance sheet arrangements.

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

INTERNATIONAL LAND ALLIANCE, INC. INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Land Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of International Land Alliance, Inc. (the Company) as of December 31, 2022, and the related statements of operations, statement of changes in stockholders’ equity, and cash flows and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements of International Land Alliance Inc. as of December 31, 2021, were audited by other auditors whose report dated December 31, 2021 expressed an unqualified opinion on those statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provides a reasonable basis for our opinion.

Emphasis of a Matter – Significant Related Party Transactions.

As described in the accompanying notes the Company engages in substantial real estate activities between the Company and other entities controlled by an officer of the Company. The Company has also borrowed funds from an entity controlled by other officers of the Company.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern

Due to the net loss for the year, the Company evaluated the need for a going concern.Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company has a going concern due to net loss during the year as well as having negative cash flows from operations during the year ended December 31,2022.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2022

Houston, TX

July 6, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

International Land Alliance, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of International Land Alliance, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of a Matter – Significant Related Party Transactions.

As described in Notes 3, 4, 5, 8 and 9, the Company engages in substantial real estate activities between the Company and other entities controlled by an officer of the Company. The Company has also borrowed funds from an entity controlled by other officers of the Company.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019. In 2022, we became the predecessor auditor.

Irvine, California

April 15, 2022

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$49,374	$56,590
Accounts receivable	-	314,090
Prepaid and other current assets	49,198	251,665
Total current assets	98,572	622,345

Land	203,419	203,419
Land held for sale	-	647,399
Buildings, net	863,745	915,884
Furniture and equipment, net	1,877	2,682
Construction in process	-	852,020
Note receivable and accrued interest related party	-	103,234
Equity-method investment	-	2,511,830

Total assets	$1,167,613	$5,858,813

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$675,202	$802,200
Accounts payable and accrued liabilities related parties	189,266	636,168
Accrued interest	352,884	178,563
Accrued interest related party	132,841	39,602
Contract liability	85,407	126,663
Deposits	20,500	20,000
Derivative liability	531,527	-
Convertible notes, net of debt discounts	558,657	-
Promissory notes, net of debt discounts	1,885,616	102,762
Promissory notes, net discounts – Related Parties	1,286,695	834,984
Total current liabilities	5,718,595	2,740,942

Promissory notes, net of current portion	-	1,735,538

Total liabilities	5,718,595	4,476,480

Commitments and Contingencies (Note 10)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500

Stockholders’ Equity (Deficit)

Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of December 31, 2022 and December 31, 2021	28	28
1,000 Series B shares issued and outstanding as of December 31, 2022 and December 31, 2021	1	1
Common stock; $0.001 par value; 150,000,000 shares authorized; 43,499,423 and 31,849,327 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	43,500	31,850
Additional paid-in capital	20,233,446	15,760,772
Accumulated deficit	(25,121,457)	(14,703,818)
Total stockholders’ equity (deficit)	(4,844,482)	1,088,833

Total liabilities and stockholders’ equity (deficit)	$1,167,613	$5,858,813

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended,
	December 31, 2022	December 31, 2021

Revenues and lease income	$-	$522,696

Cost of revenue	-	67,806

Gross profit	-	454,890

Operating expenses
Sales and marketing	1,085,300	1,782,000
Impairment loss	4,158,243	-
General and administrative expenses	3,107,457	2,875,818
Total operating expenses	8,351,000	4,657,818

Loss from operations	(8,351,000)	(4,202,928)

Other income (expense)
Other income	540	91,624
Loss from equity-method investment	(422,493)	(168,170)
Loss from related party debt extinguishment	(78,508)	-
Interest Income	-	18,234
Change in fair value derivative liability	(33,992)	-
Interest expense	(1,532,186)	(800,822)
Total other expense	(2,066,639)	(859,134)

Net loss	$(10,417,639)	$(5,062,062)

Loss per common share - basic and diluted	$(0.29)	$(0.18)

Weighted average common shares outstanding - basic and diluted	35,605,172	28,186,226

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Activity for the year Ended December 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	28,000	$28	1,000	$1	31,849,327	$31,850	$15,760,772	$(14,703,818)	$1,088,833
Commitment shares issued pursuant to promissory notes	-	-	-	-	450,000	450	201,825	-	202,275
Issuance of common shares pursuant to consulting agreements	-	-	-	-	3,447,038	3,447	1,467,390	-	1,470,837
Common stock issued from options exercise	-	-	-	-	1,300,000	1,300	-	-	1,300
Stock-based compensation	-	-	-	-	354,000	354	1,710,527	-	1,710,881
Common shares issued from related party debt settlement	-	-	-	-	6,039,058	6,039	978,328	-	984,367
Fair value of warrants issued with debt	-	-	-	-	-	-	159,664	-	159,664
Common stock issued with lot sale	-	-	-	-	60,000	60	14,940	-	15,000
Dividend on Series B Preferred	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(10,417,639)	(10,417,639)
Balance, December 31, 2022	28,000	$28	1,000	$1	43,499,423	$43,500	$20,233,446	$(25,121,457)	$(4,844,482)

Activity for the year Ended December 31, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	payable	Deficit	(Deficit)
Balance, December 31, 2020	28,000	$28	1,000	$1	23,230,654	$23,231	$8,705,620	$(289,044)	$(9,641,756)	$(1,201,920)
Common stock issued for services	-	-	-	-	595,946	596	351,224	35,289	-	387,109
Common stock issued for cash	-	-	-	-	140,000	140	64,860	-	-	65,000
Common stock issued for warrant/options exercise	-	-	-	-	1,160,000	1,160	98,840	-	-	100,000
Common stock, warrants and plots promised for cash, net	-	-	-	-	170,000	170	61,863	(32,512)	-	29,521
Common stock issued against accrued interest due to related party	-	-	-	-	29,727	30	10,969	-	-	10,999
Commitment shares issued with promissory notes	-	-	-	-	370,000	370	267,330	-	-	267,700
Common stock for debt settlement	-	-	-	-	153,000	153	97,050	6,267	-	103,470
Common stock issued with equity-method	-	-	-	-	3,000,000	3,000	2,577,000	-	-	2,580,000
Common stock issued with cash, net of offering costs	-	-	-	-	3,000,000	3,000	1,736,750	-	-	1,739,750
Dividend on Series B Preferred	-	-	-	-	-	-	(60,000)	-	-	(60,000)
Stock-based compensation	-	-	-	-	-	-	1,849,266	280,000	-	2,129,266
Net loss	-	-	-	-	-	-	-	-	(5,062,062)	(5,062,062)
Balance, December 31, 2021	28,000	$28	1,000	$1	31,849,327	$31,850	$15,760,772	$-	$(14,703,818)	$1,088,833

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended,
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net loss	$(10,417,639)	$(5,062,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,710,881	2,129,266
Impairment loss	4,158,243	-
Loss from extinguishment of related party debt	78,508	-
Fair value of shares issued for debt settlement/modification	1,470,836	103,470
Fair value of commitment shares	-	136,800
Fair value of shares issued for services	-	387,108
Loss on debt extinguishment	-	10,876
Depreciation expense	52,944	49,673
Excess fair value of derivative over carrying balance of debt	356,784	-
Loss from equity-method investment	422,493	168,170
Change in fair value derivative	33,992	-
Amortization of debt discount	458,616	296,541
Changes in assets and liabilities
Accounts Receivable	26,802	(314,089)
Prepaid and other current assets	52,467	80,755
Other non-current assets	-	34,693
Accrued interest	267,560	-
Accrued interest on note receivable	-	(3,234)
Cost of land sold	-	67,806
Accounts payable and accrued interest	(131,739)	909,049
Accounts payable and accrued interest-related party	460,976	-
Contract liability	469,715	44,500
Deposit	500	(75,000)

Net cash used in operating activities	(528,061)	(1,035,678)

Cash Flows from investing
Cash payment to collaborative agreement	-	(100,000)
Equity-method investee acquisition	-	(100,000)
Additions to Construction in Progress on land not owned	(539,935)	(522,050)
Net cash used in investing activities	(539,935)	(722,050)

Cash Flows from Financing Activities
Common stock and warrants sold for cash	15,000	1,804,750
Common stock issued for warrant exercise	1,300	100,000
Cash payments on promissory notes – related party	(390,621)	(676,938)
Cash payments on promissory notes	(131,339)	(982,086)
Cash proceeds from promissory notes	773,250	288,874
Cash proceeds from refinancing	-	368,736
Cash proceeds promissory notes – Related party	793,187	897,811
Net cash provided by financing activities	1,060,777	1,801,147

Net increase (decrease) in Cash	(7,219)	43,419

Cash, beginning of period	56,590	13,171

Cash, end of period	$49,371	$56,590

Supplemental disclosure of cash flow information
Cash paid for interest	$137,863	$152,979
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Fair value of shares issued for land acquisition	$-	$29,521
Corporate expenses paid by related party advances	$49,145	$25,462
Dividend on Series B	$60,000	$60,000
Conversion of related party debt for common shares	$905,859	$-
Additions to fixed assets paid by investor	$-	$84,614
Debt discount from bifurcated derivative	$140,750	$-
Debt discount from warrants issued with debt	$159,664	$-
Debt discount	$121,694	$-
Cancellation of previously issued common stock	$-	$315,288
Accrued interest on notes paid by related party	$-	$30,934
Common stock issued with debt modification	$-	$8,970
Common stock issued in settlement of related party debt	$-	$10,999
Common stock issued as consideration for equity-method investment	$-	$2,580,000
Payment of promissory notes by related party	$-	$111,110
Commitment shares issued with promissory notes	$202,275	$130,900

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2022, and 2021

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

On March 5, 2019, the Company received its trading symbol “ILAL” from FINRA. On April 4, 2019, the Company was approved to have its common stock traded on the OTCQB. On April 12, 2019, the Company became eligible for electronic clearing and settlement through the Depository Trust Company (“DTC”) in the United States. The DTC is a subsidiary of the Depository Trust & Clearing Corporation and manages the electronic clearing and settlement of publicly traded companies. Securities that are eligible to be electronically cleared and settled through DTC are considered “DTC eligible.” This electronic method of clearing securities creates efficiency of the receipt of stock and cash, and thus accelerates the settlement process for investors and brokers, enabling the stock to be traded over a much wider selection of brokerage firms by coming into compliance with their requirements. Being DTC eligible has greatly simplified the process of trading and transferring the Company’s common shares on the OTCQB.

In May 2021, the Company acquired a 25% investment in Rancho Costa Verde Development, LLC (“RCVD”) in exchange for 3,000,000 shares of the Company’s common stock at a determined fair value of $0.86 per share and $100,000 in cash for total consideration of $2,680,000. The carrying balance of the Company’s investment in RCVD was $0 and $2,511,830 at December 31, 2022 and 2021, respectively (refer to note 9).

Going Concern and liquidity

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues from its properties, raise capital or issue debt instruments. The Company has faced significant liquidity shortages as shown in the accompanying consolidated financial statements. As of December 31, 2022, the Company’s current liabilities exceeded its current assets by approximately $5.6 million. The Company has recorded a net loss of $10.4 million for the year ended December 31, 2022, and has an accumulated deficit of approximately $25.1 million as of December 31, 2022. Net cash used in operating activities for the year ended December 31, 2022, was approximately $0.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently raising additional capital through debt and equity financing in order to continue the funding of its operations, which may have the effect of diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales. If the Company is not successful with its marketing efforts to increase sales and weak demand for purchase of plots continues, the Company will continue to experience a shortfall in cash, and it will be necessary to further reduce its operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail its future operations subsequent to December 31, 2022. The direct impact of these conditions is not fully known. There is also uncertainty pertaining to the transfer of title of the lands currently owned by companies controlled by our Chief Executive Officer.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”), Emerald Grove Estates LLC, incorporated in the State of California, Oasis Park Resort, LLC, incorporated in the State of California, Plaza Bajamar, LLC, incorporated in the State of California, Plaza Valle Divino, LLC, incorporated in the State of California.

ILA Fund includes cash as its only assets with minimal expenses as of December 31, 2022. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of December 31, 2022. All intercompany balances and transactions are eliminated in consolidation. As of December 31, 2022, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations.

The Company’s consolidated subsidiaries were as follows as of December 31, 2022:

Name of Consolidated Subsidiary or Entity	State or Other Jurisdiction of Incorporation or Organization	Attributable Interest
ILA Fund I, LLC	Wyoming	100%
International Land Alliance, S.A. de C.V. (ILA Mexico)	Mexico	100%
Emerald Grove Estates, LLC	California	100%
Oasis Park Resort, LLC	Wyoming	100%
Plaza Bajamar, LLC	Wyoming	100%
Plaza Valle Divino, LLC	Wyoming	100%

Reclassification

Certain numbers from 2021 have been reclassified to conform with the current year presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022, and 2021.

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

The fair value of the Company’s recorded derivative liability is determined based on unobservable inputs that are not corroborated by market data, which require a Level 3 classification. A Black-Scholes option valuation model was used to determine the fair value. The Company records derivative liability on the consolidated balance sheets at fair value with changes in fair value recorded in the consolidated statements of operation.

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of December 31, 2022:

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$531,527	$531,527
Total	$-	$-	$531,527	$531,527

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the year ended December 31, 2022:

Derivative
Liability
Balance December 31, 2021	$-

New derivative from convertible notes	497,535
Change in estimated fair value	33,992
Balance December 31, 2022	$531,527

Derivative Liability

As of December 31, 2022, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
	2022	2021

Expected term	0.5 -1 year	-
Exercise price	$0.10-$0.43	-
Expected volatility	155%-162%	-
Expected dividends	None	-
Risk-free interest rate	2.93%-4.73%	-
Forfeitures	None	-

The assumptions used in determining fair value represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, including changes in the market value of the Company’s common stock, managements’ assessment, or significant fluctuations in the volatility of the trading market for the Company’s common stock, the Company’s fair value estimates could be materially different in the future.

The Company computes the fair value of the derivative liability at each reporting period and the change in the fair value is recorded as non-cash expense or non-cash income. The key component in the value of the derivative liability is the Company’s stock price, which is subject to significant fluctuation and is not under its control, and the assessment of volatility. The resulting effect on net loss is therefore subject to significant fluctuation and will continue to be so until the Company’s variable convertible notes, which the convertible feature is associated with, are converted into common stock or paid in full with cash. Assuming all other fair value inputs remain constant, the Company will record non-cash expense when its stock price increases and non-cash income when its stock price decreases.

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

Land Held for Sale

The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition and (3) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its’ carrying value or its estimated net realizable value. The Company fully impaired of the land held for sale as of December 31, 2022.

Land and Buildings

Land and buildings are stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets. Buildings have an estimated useful life of 20 years. Land is an indefinite live asset that is stated at cost at date of acquisition.

Construction in progress (“CIP”)

A CIP asset reflects the cost of construction work undertaken, but not yet completed on land not currently owned by the Company. For construction in progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the assets should be reclassified as building, building improvement, infrastructure or land improvement and should be capitalized and depreciated. The land is currently owned by companies controlled by our Chief Executive Officer. The Company fully impaired the construction in progress on land currently owned by the Companies controlled by our Chief Executive Officer due to the uncertainty in title transfer as of December 31, 2022.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation, and amortization. Depreciation is computed using the double declining balance method over the estimated useful lives of the respective assets:

Classification	Life
Buildings	20 years
Furniture and equipment	5 years

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

The Company determines revenue recognition through the following steps:

■	Identification of the agreement, or agreements, with a buyer and/or investor.
■	Identification of the performance obligations in the agreement for the sale of lots.
■	Determination of the transaction price.
■	Allocation of the transaction price to the lots purchased when issued with equity or warrants to purchase equity in the Company.
■	Recognition of revenue when, or as, we satisfy a performance obligation.

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

The Company recognizes revenue when it transfers control of the land to the buyer. The Company’s principal activity in the real estate development industry, from which it generates its revenues, is the sale of developed and undeveloped land.

On September 30, 2019, the Company entered into a contract for deed agreement “Agreement” with IntegraGreen whose principal is also a creditor. Under the agreement the Company agreed to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California for a total purchase price of $630,000, of which $63,000 was paid upon execution and the balance was payable in a balloon payment on October 1, 2026, with interest only payments due on the 1st of each month beginning April 1, 2020. During the duration of the Agreement the Company retains title and is allowed to encumber the property with a mortgage at its discretion, however Integra Green has the right to use the property. The Company may also evict Integra Green from the premises in the case of default under the agreement. Effective on October 1, 2021, the Company determined that the agreement met the definition of a contract pursuant to the guidance in ASU 2014-09 and recognized approximately $496,800 in revenue. Prior to October 1, 2021, the Company’s management deemed that there was an embedded lease feature in the Agreement in accordance with ASC 842.

Disaggregated revenue by major source was as follows for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Revenue from the sale of land	$-	$496,797
Lease income	-	25,899
	$-	$522,696

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $1,085,300 and $1,782,000 for the years ended December 31, 2022, and 2021, respectively.

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

Net Loss Per Share

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

Basic net loss per share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities. Diluted net loss per common share assumes the conversion of all dilutive securities using the if-converted method and assumes the exercise or vesting of other dilutive securities, such as options, common shares issuable under convertible debt, warrants and restricted stock using the treasury stock method when dilutive.

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the year ended December 31, 2022	For the year ended December 31, 2021

Options	6,000,000	3,850,000
Warrants	3,867,500	3,180,000
Total potentially dilutive shares	9,867,500	7,030,000

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2022. All of the Company accounts receivable is concentrated with one customer.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during the year ended December 31, 2022.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at December 31, 2022 and 2021. Account receivables are written off when all collection attempts have failed.

Convertible Promissory Note

The Company accounts for convertible promissory notes in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the Income Statement. If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument with an offset to additional paid-in capital and amortized to interest expense over the life of the debt using the effective interest method.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. Management is currently evaluating the potential impact of the Update on its financial statements.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s consolidated financial statements.

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Company’s Chief Financial Officer, entered into a Residential Purchase Agreement (“RPA” or “the Agreement”) to acquire real property located in Hemet, California, which included approximately 80 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant lots to be used for the purpose of development “vacant lots”. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required by the seller to transfer the property for consideration to an individual versus a separate legal entity. The transaction closed on March 18, 2019, and the consideration included a loan financed in the amount of $605,000 in addition to cash consideration of $524,613 which came from a portion of funds loaned by investors of the Company to be repaid as interest bearing notes payable. On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The mortgage obligation was assumed by the Company, as approved by the Board of Directors in March 2019. The mortgage loan was not assigned to the Company by the lender, however the lender acknowledged that the transfer of the property to the Company did not trigger an event of default. The Company recorded the assets acquired and liabilities assumed at fair value on the date of assignment and assumption. The Company completed the refinancing of its existing first and second mortgage loans on the 80 acres of land and existing structure of its Emerald Grove property for aggregate principal amount of $1,787,000, which provided a net funding of approximately $387,000 during the first fiscal quarter of 2021.

During the year ended December 31, 2021, the Company recognized $496,797 of revenue related to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California, to Integra Green.

On October 25, 2020, the Company entered into a business agreement with A&F Agriculture LLC (“A&F”), in which the parties agreed to operate a business for the purpose of commercially cultivating industrial hemp. A&F will be the managing party of the business agreement. The Company will provide A&F with the land and water supply for the purpose of the cultivation. All revenue and expenses associated with the cultivation will be split equally among parties. Franck Ingrande, is the managing member of A&F and is also the President of the Company. On December 14, 2021, the Company executed a rescission agreement with A&F, which terminated any and all of its interest, directly or indirectly, in the lease of a small portion of its land in Southern California for the growing of hemp. The Company was never in the hemp business and acted strictly as a lessor. Pursuant to the rescission agreement the Company will be paid $150,000 over the next two years, which includes $100,000 of expenses, fixed assets and improvements incurred by the Company for the venture.

Such amount was presented as note receivable and accrued interest in the consolidated balance sheets as of December 31, 2022 and 2021. The Company recognized $0 and $3,234 of interest income related to the note receivable during the years ended December 31, 2022 and 2021, respectively. The Company fully impaired the balance of such note receivable and related accrued interest for a total amount of $103,234, which is presented under impairment loss in the consolidated statement of operations for the year ended December 31, 2022.

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

The carrying balance of the land and building was $1,067,164 and $1,119,303 as of December 31, 2022 and 2021, respectively. Amortization of the building and construction was approximately $52,400 and $49,400 during the year ended December 31, 2022 and 2021, respectively.

There was no activity during the year ended December 31, 2022.

Oasis Park Title Transfer

On June 18, 2019, Baja Residents Club SA de CV (“BRC”), a related party with common ownership and control by our CEO, Robert Valdes, transferred title to the Company for the Oasis Park property which was part of a previously held land project consisting of 497 acres to be acquired and developed into Oasis Park resort near San Felipe, Baja. It was previously subject to approval by the Mexican government in Baja, California which was finalized in June 2019. As consideration for the promise to transfer title, the Company previously issued 7,500,000 shares of founder’s common stock that was valued at $750,000 or $0.10 per common share. No prior accounting was recorded for this issuance pending resolution of the contingency to transfer title, which was resolved during the year ended December 31, 2019. A portion of this value was allocated to the Oasis Park resort and a portion was allocated to other properties as the Company continues to receive transfer of title. ILA recorded the property held for sale on its balance sheet in the amount of $670,000 and accordingly reduced the value as lots are sold. As of December 31, 2022, and 2021, the Company reported a balance for assets held for sale of $0 and $647,399, respectively. The Company fully impaired the value of its assets held for sale due to the lack of evidential matter to support the fair value of the property for the year ended December 31, 2022.

The Company transferred title to individual plots of land to the investors since the Company received this approval of change in transfer of title to the ILA. As such, the Company recognized revenue for the plot sales previously executed during the year ended December 31 ,2019.

During the year ended December 31, 2021, the Company sold a house construction for $99,000, of which $43,967 has been funded as of December 31, 2022. The Company collected $23,967 and $20,000 during the years ended December 31, 2022 and 2021, respectively. Such amounts are presented under contract liability in the Company’s consolidated financial statements as of December 31, 2022 and 2021.

During the year ended December 31, 2021, the Company sold three (3) lots to an affiliate of a related party of the Company for a total purchase price of $120,000, of which $19,500 was funded as of December 31, 2021. During the year ended December 31, 2022, the Company was funded an additional $41,940 from this party. The amount funded was recorded and reported under contract liability in the Company’s consolidated financial statements as of December 31, 2022, as the collectability terms were not sufficiently satisfied to qualify for recognition of revenue under the revised revenue guidance. The remaining unpaid amount owed to the Company was $58,560 as of December 31, 2022.

NOTE 4 – LAND AND BUILDING

Land and buildings, net as of December 31, 2022, and 2021:

	Useful life	December 31, 2022	December 31, 2021
Land – Emerald Grove		$203,419	$203,419

Land held for sale – Oasis Park		$-	$647,399

Construction in Process		$-	$852,020

Furniture & equipment, net	5 years	$1,877	$2,682

Building – Emerald Grove	20 years	1,048,138	1,048,138
Less: Accumulated depreciation		(184,393)	(132,254)

Building, net		$863,745	$915,884

Depreciation expense was approximately $52,400 and $49,700 for the year ended December 31, 2022, and 2021, respectively. The Company fully impaired the carrying balance of its land held for sale and the cost accumulated under construction in process for its Oasis Park project for total amount of $766,632, which is presented under impairment loss in the consolidated statement of operations for the year ended December 31, 2022.

Valle Divino

The Valle Divino is the Company’s premier wine country development project in Ensenada, Baja California. This land project consists of 20 acres to be acquired from Grupo Jataya, a Company controlled by our Chief Executive Officer and developed into Valle Divino resort, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Valdetierra, S.A de C.V. is the construction contractor, which is also an entity controlled and 100% owned by Roberto Valdes our Chief Executive Officer. The Company broke ground of the Valle Divino development in July 2020 and has completed the construction of the clubhouse, wine tasting room and sales office and commenced site preparation for two model homes including a 1-bedroom and 2- bedroom option. The first Phase of the development includes 187 homes. This development will also have innovative microgrid solutions by our partner to power the model home and amenities.

The Company funded the construction by an additional $101,000 and $312,000 during the years ended December 31, 2022 and 2021, respectively.

The balance of construction in process for Valle Divino was $0 and $356,275 as of December 31, 2022, and 2021, respectively. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 which is presented under impairment loss in the consolidated statement of operations for the year ended December 31, 2022.

Plaza Bajamar

The Plaza Bajamar community is an 80-unit development located within the internationally renowned Bajamar Ocean Front Hotel and Golf Resort. The Bajamar Ocean Front Golf Resort is an expertly planned, well-guarded, and gated wine and golf community located 45 minutes South of the San Diego-Tijuana Border along the scenic toll road to Ensenada on the Pacific Ocean.

Phase I will include 22 “Merlot” 1,150 square-foot single-family homes that feature two bedrooms and two baths. The home includes two primary bedroom suites – one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages construction in mind. Planned amenities include a pool, wellness and fitness center and available office space.

The Company has not yet taken title to this property, which is currently owned by Valdeland, S.A. de C.V. (“Valdeland”), an entity controlled and 100% owned by Roberto Valdes, the Company’s Chief Executive Officer. In September 2019, the Company executed a land purchase agreement with Valdeland, under which the Company is to acquire from Valdeland the Plaza Bajamar property free of liens and encumbrances for a total consideration of $1,000,000.

In November and December 2019, $250,000 was paid to the Company’s Chief Executive Officer, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 as a down payment towards the acquisition of the land from Valdeland. As of December 31, 2022 and 2021, the Company issued 250,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land.

Valdeland has completed a two-bedroom model home, an enhanced entrance, and interior roads as well as site preparation for four (4) new homes adjacent to the model home. It has commenced construction on four residential lots following the payment of the required minimum deposits from buyers.

The Company funded the construction by an additional $396,900 and $111,000 during the years ended December 31, 2022, and 2021, respectively. Valdeland is the construction contractor is also an entity controlled and owned by Roberto Valdes.

The balance of construction in process for Plaza Bajamar totaled $0 and $419,147 as of December 31, 2022, and 2021, respectively. The Company fully impaired the accumulated costs related to Plaza Bajamar, due to the uncertainty pertaining to title transfer for a total amount of $81,047, which is presented under impairment loss in the consolidated statement of operations for the year ended December 31, 2022.

Within the “restricted zone,” a foreigner can purchase the beneficial interest in real property through a bank trust or “fideicomiso.” Indeed, a bank trust must be used when acquiring property within the restricted zone. In this bank trust, the buyer of the property is designated as the “fideicomisario” or the beneficiary of the trust. While legal title is held by the bank, (specifically the trustee of the trust or the “fiduciario,”) the trustee must administer the property in accordance with the instructions of the buyer (the beneficiary of the trust). The property is not an asset of the bank, and the trustee is obligated to follow every lawful instruction given by the beneficiary to perform legal action. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2023.

As of December 31, 2022, Valdeland sold six (6) house constructions on residential lots for estimated price of $1.5 million, of which $0.4 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheet as of December 31, 2022. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

NOTE 5 – RELATED PARTY TRANSACTIONS

Roberto Valdes - Chief Executive Officer

Effective January 1, 2020, the Company executed an employment agreement with Roberto Valdes, its Chief Executive Officer.

The Company paid approximately $16,560 and $0 in salary during the years ended December 31, 2022, and 2021, respectively. The Company has accrued $132,152 of compensation in relation to the employment agreement during the year ended December 31, 2022. On December 19, 2022, the Company converted $348,016 of compensation into 2,320,106 shares of common stock, which resulted in the recognition of $30,161 of extinguishment loss. The balance owed is $33,038 as of December 31, 2022.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $53,800.

The Company has accrued $135,232 of compensation costs in relation to the employment agreement during the year ended December 31, 2021. The balance owed is $265,463 as of December 31, 2021.

On October 2, 2021, the Company issued 500,000 stock options under the 2019 Plan with a strike price of $0.50, vesting six months after issuance with contractual term of 5 years for estimated fair value of $270,000.

As of December 31, 2022, the Company funded an aggregate amount of 1.2 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by the Company’s Chief Executive Officer. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by the Chief Executive Officer (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”).

During the year ended December 31, 2022, the Company funded an aggregate amount of $497,900 to the construction companies owned by the Company’s Chief Executive Officer for the two projects in Ensenada, Baja California. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2023. The properties at Valle Divino and Plaza Bajamar have executed promise to purchase agreements between the Company and Roberto Valdes, which require the transfer of titles of the land free of liens and encumbrances to the Company. There can be no assurance as to what and if any profit might have been received by our Chief Operating Officer, in his separate company as a result of these transactions.

Jason Sunstein - Chief Financial Officer

Effective January 1, 2020, the Company executed an employment agreement with Jason Sunstein, its Chief Financial Officer.

The Company paid to its Chief Financial Officer salary compensation for services directly related to continued operations of $20,000 for the year ended December 31, 2022. The Company has accrued $132,152 of compensation cost in relation to the employment agreement during the year ended December 31, 2022.

On December 19, 2022, the Company converted $253,319 of compensation into 1,688,793 shares of common stock, which resulted in the recognition of $21,954 of extinguishment loss. The balance owed is $33,038 as of December 31, 2022.

On December 1, 2022, the Company issued 465,833 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $53,800.

The Company paid to its Chief Financial Officer salary compensation for services directly related to continued operations of $25,667 for the year ended December 31, 2021. The Company has accrued $135,232 of compensation cost in relation to the employment agreement during the year ended December 31, 2021. The balance owed is $174,205 as of December 31, 2021.

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

The Company’s Chief Financial Officer also facilitated the Emerald Grove asset purchase as described in Note 3.

The Company’s Chief Financial Officer, through his wholly owned entity Six-twenty Management LLC, has been providing on-going financial support for the Company’s working capital needs (see note 8).

Frank Ingrande - President

On May 10, 2021, the Company executed an employment agreement with Frank Ingrande, the Company’s President, for total annual compensation of $120,000. Pursuant to his employment agreement, the Company also issued 50,000 shares of common stock of the Company for total fair value of $66,000.

The Company paid to its President salary compensation for services directly related to continued operations of $20,000 for the year ended December 31, 2022. The Company has accrued $132,152 of compensation cost in relation to the employment agreement during the year ended December 31, 2022.

On December 19, 2022, the Company converted $140,845 of compensation into 938,967 shares of common stock, which resulted in the recognition of $12,207 of extinguishment loss. The balance owed is $33,038 as of December 31, 2022.

On December 1, 2022, the Company issued 465,833 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $53,800.

On October 2, 2021, the Company issued 250,000 stock options under the 2019 Plan with a strike price of $0.50, vesting six months after issuance with contractual term of 5 years for estimated fair value of $135,000.

Frank Ingrande is the co-founder and owner of 33% of the Company’s equity-method investee RCVD.

Our President is the managing member of A&F. During the year ended December 31, 2022, the Company fully impaired the carrying balance of the promissory note for a total amount of $103,234 since this was never paid, issued to A&F Agricultures, LLC (“A&F”), pursuant to the business agreement executed in October 2020, and rescinded in December 2021. The promissory note was issued to reimburse the Company for all the land development and investment in amenities to commence the business venture with A&F.

NOTE 6 – PROMISSORY NOTES

Promissory notes consisted of the following at December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021

Cash Call note payable, due August 2020 – past maturity	$24,785	$24,785
Elder note payable, 10% interest, due March 2020 – past maturity	1,500	1,500
Elder note Payable, 15% interest, due March 2021- past maturity	76,477	76,477
Redwood Trust note payable, 12% interest, due February 2023	1,787,000	1,787,000
Total Notes Payable	$1,889,762	$1,889,762
Less discounts	(4,146)	(51,462)

Total Promissory notes, net of discount	1,885,616	1,838,300

Less current portion	(1,885,616)	(102,762)

Total Promissory notes, net of discount - long term	$-	$1,735,538

Interest expense related to the amortization of the associated debt discount for the year ended December 31, 2022, and 2021 was $47,316 and $296,541, respectively.

Redwood Trust

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees. There has been no activity during the year ended December 31, 2022. The Company incurred $180,000 of interest expense and paid $142,960 of interest, of which $35,740 was paid by a related party, during the year ended December 31, 2022. Accrued interest was $73,040 as of December 31, 2022.

Cash Call, Inc. – In default

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on August 1, 2020. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of December 31, 2022 and 2021. The Company paid down $0 and $11,821 of the principal during the years ended December 31, 2022, and 2021, respectively.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. No payment was made under this settlement agreement.

As of December 31, 2022, and 2021, the remaining principal balance was $24,785. The Company has not incurred any interest expense related to this promissory note during the years ended December 31, 2022, and 2021.

Christopher Elder – In default

On December 15, 2020, the Company entered into a promissory note pursuant to which the Company borrowed $126,477. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest is due on March 15, 2021. The note is in technical default as it is past maturity date and the Company failed to repay the outstanding principal and accrued interest.

The Company paid down $0 and $50,000 of the principal during the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, and 2021, the remaining principal balance was $76,477.

The Company incurred approximately $11,350 and $11,310 of interest during the year ended December 31, 2022, and 2021, respectively. Accrued interest was $23,500 and $12,563 as of December 31, 2022 and 2021, respectively.

The Company also has a balance of $347,290 owed and currently recorded and presented as accounts receivable in the consolidated balance sheet as of December 31, 2022. The Company fully impaired the remaining balance of its receivable as of December 31, 2022, due to uncertainty pertaining to the capacity to pay of the Company’s debtor.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes consisted of the following at December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021

1800 Diagonal convertible note #1, 9% interest, due July 2023	85,000	-
1800 Diagonal convertible note#2, 9% interest, due September 2023	64,250	-
1800 Diagonal convertible note #3, 9% interest, due October 2023	122,488	-
Mast Hill convertible note, 12% interest, due March 2023 (in default)	250,000	-
Blue Lake convertible note, 12% interest, due March 2023 (in default)	250,000	-
Total convertible notes	$771,738	$-
Less discounts	(213,081)	-

Total convertible notes, net of discount	558,657	-

Less current portion	(558,657)	-

Total convertible notes, net of discount - long term	$-	$-

Sixth Street Lending LLC

On February 4, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $116,200 for net proceeds of $100,000, net of issuance costs of $3,750 and original issuance discount of $12,450. The interest rate under the convertible promissory note is 10% per year, and the principal and all accrued but unpaid interest are due on February 4, 2023. The note requires ten (10) mandatory monthly installments of $12,782 (including a guaranteed twelve-month coupon of $16,200) starting in March 2022.

The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at the greater of a fixed conversion price or 25% discount to the trading price of the Company’s common stock, subject to standard anti-dilutive rights.

During the year ended December 31, 2022, the Company paid its required monthly installments for aggregate amount of $127,820, consisting of $116,200 of principal and $11,620 applied against accrued interest.

The Company initially recognized $16,200 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized the full $16,200 through interest expense during the year ended December 31, 2022.

As of December 31, 2022, the Company fully paid off all balances due to Sixth Street Landing LLC.

Mast Hill Fund, L.P (“Mast note”)- In technical default

On March 23, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. The interest rate under the convertible promissory note is 12% per year, and the principal and all accrued but unpaid interest are due on March 23, 2023. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022.

Additionally, as an incentive to the note holder, the securities purchase agreement also provided for the issuance of 225,000 shares of common stock with fair value of approximately $101,000, which were fully earned at issuance, and 343,750 warrants to purchase an equivalent number of shares of common stock at an exercise price of $0.80 and a term of five years. The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at a fixed conversion price of $0.35, subject to standard anti-dilutive rights. The conversion price of the convertible debt and the strike price of the warrants should be adjusted to the new effective conversion price following subsequent dilutive issuances.

During the year ended December 31, 2022, the Company did not pay any principal or interest on the Mast note. During the year ended December 31, 2022, the Company was able to extend the required amortization payments at three instances, pursuant to the terms of the underlying agreement, for a total penalty paid of $10,500. The principal balance owed to Mast Hill Fund is $250,000 as of December 31, 2022. Accrued interest totaled approximately $23,700 as of December 31, 2022.

The Company is in technical default as the Company (i) consummated a variable rate transaction with another lender and (ii) failed to make the required installment payment as required under the terms of the agreement. The Company has not yet received any default notice from the investor. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

As of December 31, 2022, the Company accrued $68,426 as default penalty, which is presented in accounts payable and accrued liabilities in the consolidated balance sheet.

The Company initially recognized $219,832 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The Company amortized $169,090 through interest expense during the year ended December 31, 2022. The balance of the unamortized debt discount is $50,742 as of December 31, 2022. The Company recognized additional interest of approximately $71,000 from the fair value of the warrants in the year ended December 31, 2022.

The Company incurred approximately $23,700 of interest expenses during the year ended December 31, 2022. Accrued interest was $23,700 as of December 31, 2022.

Blue Lake Partners LLC (“Blue Lake note”) – In technical default

On March 28, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. The interest rate under the convertible promissory note is 12% per year, and the principal and all accrued but unpaid interest are due on March 28, 2023. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022. Additionally, as an incentive to the note holder, the securities purchase agreement provided for the issuance of 225,000 shares of common stock with fair value of approximately $101,000, which were fully earned at issuance, and 343,750 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $0.80 and a term of five years.

The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at a fixed conversion price of $0.35, subject to standard anti-dilutive rights. With the issuance of a variable rate transaction with any new investor, the conversion price of the convertible debt and the strike price of the warrants should be adjusted down to the new effective conversion price.

During the year ended December 31, 2022, the Company did not pay any principal or interest on the Blue Lake note. The principal balance owed to Blue Lake Partners is $250,000 as of December 31, 2022. Accrued interest totaled approximately $23,400 as of December 31, 2022.

The Company is in technical default of the note as the Company (i) consummated a variable rate transaction with another lender and (ii) failed to make the required installment payment as required under the terms of the agreement. The Company has not yet received any default notice from the investor. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

As of December 31, 2022, the Company accrued $68,344 as default penalty, which is presented in accounts payable and accrued interest in the consolidated balance sheet.

The Company initially recognized $219,607 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The Company amortized $166,510 through interest expenses during the year ended December 31, 2022. The balance of the unamortized debt discount is $53,097 as of December 31, 2022. The Company recognized additional interest of approximately $71,000 from the fair value of the warrants in the year ended December 31, 2022.

1800 Diagonal Lending Inc. (“Diagonal note”)

Diagonal note #1

On July 28, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $85,000 for net proceeds of $80,750, net of issuance costs of $4,250. Interest rate under the convertible promissory note is 9% per year, and the principal and all accrued but unpaid interest are due on July 28, 2023. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed rate or discount to the market price. The note includes a prepayment feature at a premium of 25% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

The principal balance of Diagonal note #1 is $85,000 as of December 31, 2022. The Company incurred approximately $3,700 of interest expenses during the year ended December 31, 2022. Accrued interest was $3,700 as of December 31, 2022.

The Company initially recognized $4,250 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $1,771 through interest expenses during the year ended December 31, 2022. The balance of the unamortized debt discount is $2,479 as of December 31, 2022.

Diagonal note #2

On September 2, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $64,250 for net proceeds of $60,000, net of issuance costs of $4,250. Interest rate under the convertible promissory note is 9% per year, and the principal and all accrued but unpaid interest are due on September 2, 2023. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price. The note includes a prepayment feature at a premium of 25% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

During the year ended December 31, 2022, the Company did not pay any principal or interest on Diagonal note #2. The principal balance owed to Diagonal is $64,250 as of December 31, 2022. The Company incurred approximately $1,900 of interest expenses during the year ended December 31, 2022. Accrued interest was $1,900 as of December 31, 2022.

The Company initially recognized $4,250 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $1,417 through interest expenses during the year ended December 31, 2022. The balance of the unamortized debt discount is $2,833 as of December 31, 2022.

Diagonal note #3

On October 17, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $142,276 for net proceeds of $122,782, net of issuance costs of $19,494. Interest under the convertible promissory note is 10% per year, and the note includes a guaranteed twelve-month coupon or $14,227.

The maturity date of the note is October 17, 2023. The convertible note is contingently convertible upon an event of default, and the conversion price is the greater of a fixed rate or a discount to the market price. The note requires ten (10) monthly installment payments of $15,650 starting on November 30, 2022.

The Company used $12,782 from the proceeds to pay off the balance of Sixth Street Lending LLC.

The Company incurred approximately $14,227 of interest expenses and paid $1,423 of interest during the year ended December 31, 2022. Accrued interest was $12,804 as of December 31, 2022.

The Company initially recognized $19,494 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $4,061 through interest expenses during the year ended December 31, 2022. The balance of the unamortized debt discount is $15,433 as of December 31, 2022.

During the year ended December 31, 2022, the Company paid $19,788 of principal pursuant to the terms of the note. The balance of the Diagonal note #3 is $122,488 as of December 31, 2022.

NOTE 8 – PROMISSORY NOTES – RELATED PARTIES

Related party promissory notes consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
RAS Real Estate LLC – Past maturity	$249,589	$365,590
Six-Twenty Management LLC – On demand	960,746	447,317
Lisa Landau – On demand	76,359	22,077
Total promissory notes, net of discount current	$1,286,694	$834,984

Six Twenty Management LLC (“Six-Twenty”)

Jason Sunstein, the Company’s Chief Financial Officer is also the managing member and 100% owner of Six Twenty Management LLC, an entity that has been providing ongoing capital support to the Company.

On March 31, 2021, the Company executed a non-convertible promissory note with Six Twenty for an initial amount funded of $288,611 and carrying a coupon of eight percent (8%) and a maturity of twelve months. Six-Twenty subsequently funded the Company for additional cash of $609,200.

During the year ended December 31, 2022, Six Twenty funded an additional $734,285 and the Company repaid $220,856.

During the year ended December 31, 2021, the Company paid $544,468 in cash towards the non-convertible promissory note. Six-Twenty paid two of the installments related to the Labrys note (See Note 6) for total amount of $124,444 and the Company paid $30,470 of expenses related to the related party, which decreased the principal owed.

As of December 31, 2022 and 2021, the principal balance owed to Six-Twenty was $960,746 and $447,317, respectively.

The Company incurred $62,611 and $24,354 of interest expense during the year ended December 31, 2022 and 2021, respectively. Accrued interest was $86,965 and $24,354 as of December 31, 2022 and 2021, respectively. Refer to note 5 for disclosures on related party.

RAS, LLC (past maturity)

On October 25, 2019, the Company issued a promissory note to RAS, LLC “RAS”, a company managed by Lisa Landau, which is a relative to the Company’s Chief Financial Officer for $440,803. The proceeds of the note were largely used to repay shareholder loans and other liabilities. The loan bears interest at 10%, and also carries a default coupon rate of 18%. The loan matured on April 25, 2020, and is secured by 2,500,000 common shares and a Second Deed of Trust for property in Hemet, CA (Emerald Grove). Additionally, as an incentive to the note holder, the Company was required to issue to the holder 132,461 shares of common stock valued at $97,858, which was recorded as a debt discount as of December 31, 2019.

The outstanding balance is $249,589 and $365,590 at December 31, 2022, and 2021, respectively. The Company repaid $116,000 during the year ended December 31, 2022.

Interest expense for the year ended December 31, 2022, and 2021 was $48,228 and $64,590, respectively. During the year ended December 31, 2022, the Company paid in cash $17,600 of interest. Accrued interest was $45,876 and $15,248 as of December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021, the Company issued 29,727 shares of common stock against $10,999 of accrued interest. During the year ended December 31, 2021, the Company paid in cash $30,800 of interest and $17,600 was paid directly by RAS to the creditor, which increased the principal owed to RAS as of December 31, 2021.

Lisa Landau

Lisa Landau is a relative to the Company’s Chief Financial Officer. Lisa Landau funded an aggregate amount of $58,902 and directly paid corporate expenses in the amount of $63,476 on behalf of the Company and was repaid $68,096 during the year ended December 31, 2022.

During the year ended December 31, 2021, Lisa Landau advanced approximately $84,600 for additional improvements at Emerald Grove and $25,462 of corporate expenses. The Company has repaid $88,000 in cash during the year ended December 31, 2021.

The principal balance was $76,359 and $22,077 as of December 31, 2022 and 2021, respectively. The advances are on demand but do not carry any interest.

NOTE 9 – EQUITY METHOD INVESTMENT

In May 2021, the Company acquired a 25% investment in Rancho Costa Verde Development, LLC (“RCVD”) in exchange for 3,000,000 shares of the Company’s common stock at a determined fair value of $0.86 per share and $100,000 in cash for total consideration of $2,680,000. The fair value of the non-monetary exchange was determined based on a valuation report obtained from an independent third-party valuation firm. The fair value of the Company’s common stock was determined based on a weighted combination of market approach and asset approach. The market approach estimates fair value based on a weighted average between the listed price of the Company’s common share and the Company’s recent private transaction adjusted for a lack of marketability discount.

The investment has been accounted for under the equity method. It was determined that the Company does not have the power to direct the activities that most significantly impact RCVD’s economic performance, and therefore, the Company is not the primary beneficiary of RCVD and RCVD was not consolidated under the variable interest model.

Rancho Costa Verde is a 1,100-acre master planned second home, retirement home, and vacation home real estate community located on the east coast of Baja California, Mexico. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology.

The investment was recorded at cost, which was determined to be $2,680,000. A total of 3,000,000 shares of common stock were issued as of December 31, 2022 and 2021.

The following represents summarized financial information of RCVD for the years ended December 31, 2022 and 2021:

Income statement	2022	2021
Revenue	$2,804,430	$2,071,364
Cost of goods sold	1,492,184	587,520
Gross margin	1,312,246	1,483,844
Operating expenses	(2,342,539)	(1,510,881)
Interest expense	(659,680)	(645,642)
Net loss	$(1,689,973)	$(672,679)

Balance sheet
Current assets	$2,210,701	$2,204,129
Non-current assets	$4,599,757	$4,783,210
Current liabilities	$10,755,826	$1,026,660
Non-current liabilities	$5,822,234	$14,038,220

Based on its 25% equity investment, the Company has recorded a loss from equity investment of $422,493 and $168,170 for the years ended December 31, 2022 and 2021, respectively. The Company impaired the remaining balance of its equity-method investment for a total amount of $2,089,337 for the year ended December 31, 2022.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land

Land purchase- Valle Divino

The land project consisting of 20 acres to be acquired from Baja Residents Club (a Company controlled by our CEO Roberto Valdes) and developed into Valle Divino resort in Ensenada, Baja California, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land will be approved before the end of the Company fiscal year end 2023, there is no assurance that such transfer of title will be approved in that time frame or at all. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company through a Fideicomiso. As of December 31, 2022, and 2021, Valdetierra S.A de C.V., a company controlled and 100% owned by Roberto Valdes our Chief Executive Officer, has entered into fifteen (15) and thirteen (13) contracts for deed agreements to sell lots of land, respectively. The proceeds are collected by the Company and initially presented under contract liability in the consolidated balance sheets; however, the Company netted the balance in contract liability for $457,275 against the related capitalized construction in process, with the remaining net balance fully impaired and recorded under impairment loss in the consolidated statement of operation for the year ended December 31, 2022.

Land purchase- Plaza Bajamar

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 250,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of December 31, 2022, and 2021, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $816,047 has been paid, leaving a firm commitment of approximately $740,000 as of December 31, 2022.

Commitment to Sell Land

On September 30, 2019, the Company entered into a contract for deed agreement “Agreement” with IntegraGreen whose principal, Christopher Elder, is also a creditor. Under the agreement the Company agreed to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California for a total purchase price of $630,000, $63,000 was paid upon execution and the balance is payable in a balloon payment on October 1, 2026, with interest only payments due on the 1st of each month beginning April 1, 2020. During the duration of the Agreement the Company retains title and is allowed to encumber the property with a mortgage at its discretion, however IntegraGreen has the right to use the property. The Company may also evict IntegraGreen from the premises in the case of default under the agreement. The principal owed under the agreement is $403,020.

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

During the year ended December 31, 2022, and 2021, the Company recognized $0 and $25,899 in lease income, respectively. Effective on October 1, 2021, the Company determined that the agreement met the definition of a contract pursuant to the guidance in ASU 2014-09 and recognized approximately $496,800 in revenue.

The Company recognized $0 and $6,660 of interest related to the financing component of the sale pursuant to ASC 606, during the year ended December 31, 2022 and 2021, respectively. Interest is presented in the other income (expense) in the consolidated statement of operations for the year ended December 31, 2021.

The Company recognized $0 and $8,340 of interest related to the seller carry back, during the year ended December 31, 2022 and 2021, respectively. Interest is presented in the other income (expense) in the consolidated statements of operations for the year ended December31, 2021. The Company fully impaired the carrying balance of its account receivable owed by IntegraGreen as of December 31, 2022.

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. Contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of December 31, 2022.

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

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity at December 31, 2022 consisted of 150,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share. As of December 31, 2022, and 2021, there were 43,499,423 and 31,849,327 shares of common stock issued and outstanding, respectively. As of December 31, 2022, and December 31, 2021, 28,000 shares of Series A Preferred Stock were issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

On October 14, 2021, the Board of Directors approved an amendment to the Company’s articles of incorporation to increase the Company’s authorized common stock, par value $0.001 from 75,000,000 shares to 150,000,000 and to effect a reverse split in a ratio of not less than 1 for 2 and not more than 1 for 12. The Company has not yet initiated any reverse split as of December 31, 2022.

Equity Incentive Plans

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The 2022 Plan was never approved by the stockholders. Therefore, any options granted under the 2022 Plan prior to stockholder approval will be “non-qualified”. The Company granted 2,150,000 options during the year ended December 31, 2022. The Company has 2,150,000 options issued and outstanding under the 2022 Plan as of December 31, 2022.

2020 Equity Incentive Plan

The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Equity Plan. During the year ended December 31, 2022, the Company has granted 1,300,000 options under the 2020 Plan and 1,300,000 options were exercised, leaving a balance of 1,700,000 options issued and outstanding as of December 31, 2022 and 2021.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the year ended December 31, 2022. The Company has 2,150,000 options issued and outstanding under the 2019 Plan as of December 31, 2022 and 2021.

Common Stock

All shares of common stock issued during the years ended December 31, 2022, and 2021, were unregistered.

Common Stock Issued for Services:

During the year ended December 31, 2022, the Company issued an aggregate of 3,447,038 shares of common stock pursuant to consulting agreements for a total value of $1,470,837.

During the year ended December 31, 2021, the Company issued an aggregate of 545,946 shares of common stock in connection with consulting, advisory and finders’ fee agreements for a total value of $601,108.

During the year ended December 31, 2021, the Company issued 50,000 shares to the Company’s President in accordance with an executed employment agreement valued at $66,000.

Common Stock Issued for Cash:

During the year ended December 31, 2022, the Company received $15,000 in cash for the issuance of 60,000 shares of common stock.

During the year ended December 31, 2021, the Company received $65,000 in cash for the issuance of 140,000 shares of common stock.

Common Stock Issued from warrants and options exercise:

During the year ended December 31, 2022, the Company issued 1,300,000 shares of common stock from the exercise of 1,300,000 stock options for a total cash consideration of $1,300.

During the year ended December 31, 2021, the Company issued 160,000 shares of common stock for total consideration of $50,000 from warrants exercise.

During the year ended December 31, 2021, the Company issued 1,000,000 shares of common stock from option exercise for total consideration of $50,000.

Common Stock sold with a Promise to Deliver Title to Plot of Land and Warrants:

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

There was no activity during the year ended December 31, 2022.

Common Stock Issued for debt settlement:

During the year ended December 31, 2022, the Company issued 6,039,058 shares of common stock for the settlement of related party debts in the aggregate amount of $905,859.

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

Common Stock Issued for equity-method investment:

On May 14, 2021, the Company issued 3,000,000 shares of common stock with a fair value of $2,580,000 for the acquisition of 25% of the membership interest of Rancho Costa Verde Development (See note 9).

Common Stock issued following registered offering (July 2021 offering):

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

Commitment shares issued with promissory notes:

During the year ended December 31, 2022, the Company issued 450,000 commitment shares in connection with the issuance of convertible notes for an aggregate fair value of $202,275.

Preferred Stock

On November 6, 2019, the Company authorized and issued 1,000 shares of Series B Preferred Stock (“Series B”) and 350,000 shares of common stock to CleanSpark Inc. in a private equity offering for $500,000. Management determined that the Series B should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2022, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of December 31, 2022, and 2021, Management recorded the value attributable to the Series B of $293,500 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature, since the instrument reached maturity during the year ended December 31, 2020. The Company recognized such BCF as a discount on the convertible preferred stock. The amortization of the discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend that reduced net income in arriving at income available to common stockholders. The holder can convert the Series B into shares of common stock at a discount of 35% to the market price.

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized $60,000 of dividend on Series B during the fiscal year ended December 31, 2022 and 2021, aggregating the total accrual to $190,000 and $130,000 as of December 31, 2022 and 2021, respectively. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by10% per annum upon each occurrence of an event of default. In addition, the SPA further states that the conversion price initially set at a discount of 35% to the market price should be further increased by an additional 10% upon each occurrence of an event of default. At the date of this Annual Report, CleanSpark claims that the Company was in default in three instances triggering further discount to the market price for the conversion feature and additional accrual rate. Management believes that it has never been in default of any covenant pursuant to the terms of the Securities Purchase Agreement. The Company has not been served with any notice of default stating the specific default events. As of the date of the filing of this Annual Report, the parties are cooperating to resolve this matter.

The Company did not issue any share of preferred stock during the years ended December 31, 2022 and 2021.

Stock Options

A summary of the Company’s option activity during the years ended December 31, 2022 and 2021, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2021	3,850,000	$0.41	4.30
Granted	3,450,000	0.13	5.00
Exercised	(1,300,000)	0.00	5.00
Forfeit/Canceled	-	-	-
Outstanding at December 31, 2022	6,000,000	$0.34	3.88

Exercisable at December 31, 2022	4,521,875

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2020	2,900,000	$0.43	3.35
Granted	3,150,000	0.30	3.43
Exercised	(1,000,000)	0.05	1.00
Forfeit/Canceled	(1,200,000)	0.58	0.50
Outstanding at December 31, 2021	3,850,000	$0.41	4.30

Exercisable at December 31, 2021	1,487,500

Options outstanding as of December 31, 2022, and 2021, had aggregate intrinsic value of $0 and $716,000, respectively. At December 31, 2022, the total unrecognized deferred share-based compensation expected to be recognized over the remaining weighted average vesting periods of 0.59 years for outstanding grants was approximately $0.3 million.

The following table summarizes information about stock options outstanding and vested at December 31, 2022:

	Options Outstanding				Options Vested
			Weighted
			Average	Weighted		Weighted	Weighted
	Number	Number	Remaining	Average	Number	Remaining	Average
Exercise	of Options	of Options	Contractual	Exercise	of	Contractual	Exercise
Prices	Outstanding	Exercisable	Life	Price	Options	Life	Price
			(In years)			(In years)

$0.20	2,150,000	671,875	4.92	0.20	671,875	4.92	0.20
$0.33	1,700,000	1,700,000	2.65	0.33	1,700,000	2.65	0.33
$0.43	600,000	600,000	3.99	0.43	600,000	3.99	0.43
$0.50	1,550,000	1,550,000	3.75	0.50	1,550,000	3.75	0.50
	6,000,000	4,521,875	3.88	$0.34	4,521,875	3.88	$0.34

The Company measured equity-based compensation using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
	2022	2021

Expected term	0.50-1.00 years	2.75 years
Strike price	$0.00 – 0.20	$0.43 - 0.50
Expected volatility	148%-275%	159%-162%
Expected dividends	None	None
Risk-free interest rate	0.34% - 0.85%	0.38%-0.87%
Forfeitures	None	None

Warrants

A summary of the Company’s warrant activity during the years ended December 31, 2022 and 2021, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2021	3,180,000	$0.69	5.08
Granted	687,500	0.80	4.23
Exercised	-	-	-
Forfeit/Canceled	-	-	-
Outstanding at December 31, 2022	3,867,500	$0.71	4.11

Exercisable at December 31, 2022	3,867,500

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2020	460,000	$0.38	0.70
Granted	3,180,000	0.69	5.08
Exercised	(160,000)	0.31	0.23
Forfeit/Canceled	(300,000)	0.42	-
Outstanding at December 31, 2021	3,180,000	$0.69	5.08

Exercisable at December 31, 2021	3,180,000

The Company used the following assumptions to value the warrants issued during the years ended December 31, 2022 and 2021:

	December 2022	December 2021
	Warrants	Warrants

Risk free rate	2.34%-2.54%	0.73%
Market price per share	$0.45	$1.06
Life of instrument in years	5 years	5.50 years
Volatility	210%	164.6%
Dividend yield	0%	0%

NOTE 12 – INCOME TAX

As of December 31,2022, and 2021, the Company had gross federal net operating loss carryforwards of approximately $21.4 million and $11.0 million, respectively. Management expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of December 31, 2022, all tax years are open for examination by the taxing authorities.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company acquired the remaining 75% of its equity-method investment in RCVD for a total contractual purchase price of $13,500,000, which was be paid by the issuance of a five percent (5%) secured convertible note in aggregate principal amount of $8,900,000 payable in quarterly installments of $2,225,000 beginning on March 31, 2023, and continuing until March 31, 2024, 20,000,000 shares of common stock and 33,000,000 warrants to acquire an equivalent number of common shares at a strike price of $0.10 and expiration date of five years from grant date.

Subsequent to December 31, 2022, the Company issued 242,404 shares of common stock pursuant to the conversion of convertible debt in the principal amount of $15,000.

Subsequent to December 31, 2022, the Company paid an aggregate of approximately $241,340 in cash against its convertible notes with 1800 Diagonal, effectively retiring two of the three convertible notes.

Subsequent to December 31, 2022, the Company secured another convertible note with 1800 Diagonal for a principal amount of $104,250 and net funding of $100,000. The note carries an interest rate of 9% and is convertible at the greater of a fixed rate or a discount to market.

Subsequent to December 31, 2022, the Company converted $83,476 in principal and accrued interest with the issuance of 834,760 shares of common stock to a holder of convertible notes.

Subsequent to December 31, 2022, the Company issued 267,810 shares of common stock pursuant to a cashless exercise of 343,750 warrant shares.

Subsequent to December 31, 2022, the Company issued 100,000 shares of common stock pursuant to consulting agreements.

Subsequent to December 31, 2022, the Company entered into a securities purchase agreement with one investor under which the Company issued 3,100 shares of Series C preferred stock at a price of $100 per share for gross proceeds of $310,000. As an inducement to the financing, the Company reduced the strike price of such investor previously owned 1,500,000 stock warrants from $0.68 to $0.07 and issued an additional 1,240,000 warrants convertible into an equivalent number of shares of common stock, at a strike price of $0.07. The proceeds will be used to fund the Company’s working capital.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

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

Name	Age	Position
Roberto Jesus Valdes	53	Principal Executive Officer and a Director.
Jason Sunstein	50	Principal Financial and Accounting Officer and a Director.
Frank Ingrande	59	President and a Director

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

Jason Sunstein

Mr. Sunstein brings finance, mergers and acquisitions and general management experience. Since 1989, he has participated in a broad variety of both domestic and international structured investments and financings, ranging from debt and preferred stock to equity and developmental capital across a wide variety of infrastructure and corporate financings. He has been involved in numerous start-ups, turnarounds and public companies. Mr. Sunstein serves on the Board of Directors of several public and private companies. In December 2014 Mr. Sunstein filed for Chapter 7 bankruptcy, and he was discharged on May 2015. He attended San Diego State University where he majored in Finance and has held NASD Series 7 (General Securities Representative) and Series 63 licenses.

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

Mr. Sunstein has been one of our officers since May 2021.

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

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors or any independent directors on our board, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We have disclosed throughout this Annual Report all potential Conflicts of interest involving the Company’s executive officers as disclosed in notes 3, 4 5, 8 and 9. We are not aware of any other conflicts of interest with any of our executives or directors.

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

Currently we do maintain any directors’ and officers’ liability insurance covering our directors and officers against expenses and liabilities arising from certain actions to which they may become subject by reason of having served in such role.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

We do not offer retirement benefit plan to our named executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

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

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, for the two fiscal years ended December 31, 2022, and 2021, which includes cash compensation, stock options awarded and all other compensation:

Name and Principal Position	Year Ended Dec. 31	Salary/Fees ($) (1)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($)(2) (3) (4)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Roberto Jesus	2022	132,152	-	-	53,825	-	-	-	185,977
Valdez, CEO and a Director	2021	135,232	-	-	270,000	-	-	-	405,232

Jason Sunstein,	2022	132,152	-	-	53,825	-	-	-	185,977
CFO and a Director	2021	135,232	-	-	270,000	-	-	-	405,232

Frank Ingrande,	2022	132,152	-	-	53,825	-	-	-	185,977
President and a Director	2021	86,423	-	66,000	134,937	-	-	-	287,360

(1)	Effective January 1, 2020, the Company executed employment agreements with our Chief Executive Officer and Chief Financial Officer. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend and four weeks of paid vacation. On May 10, 2021, the Company executed an employment agreement with our President including a base salary of $120,000 per annum and a $500 monthly auto stipend and four weeks of paid vacation. During the year ended December 31, 2022, the Company paid $16,561, $20,000, and $20,000 to our Chief Executive Officer, Chief Financial Officer, and President, respectively.

(2)	On October 2, 2021, the Company awarded 500,000 options to each our Chief Executive Officer and Chief Financial Officer and 250,000 options to our President under the 2019 Plan, with strike price of $0.50, contractual term of five years with a vesting schedule of 100% six months after the grant date. The call option was valued at $0.61.

(3)	In May 2021, the Company issued 50,000 shares of common stock valued at $66,000 pursuant to employment agreement. No share of common stock was issued during the year ended December 31, 2022.

(4)	On December 1, 2022, the Company awarded 465,833 to each of our named executives under the 2022 Plan, with a strike price of $0.20 and a contractual term of five (5) years. The options vest 25% on grant date and 75% monthly over the twelve months from grant date. The call option was valued at $0.20.

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

Stock Options Plan – 2019 Equity Incentive Plan

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

Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of December 31, 2022, and 2021, ILA has 2,150,000 options issued and outstanding. The Company did not issue any stock options during the year ended December 31, 2022.

During the year ended December 31, 2021, the Company has issued 1,550,000 options at a strike price of $0.50, which vest six months after issuance and contractual term of 5 years. The Company recognized approximately $418,000 of stock-based compensation during the year ended December 31, 2022. As of December 31, 2022, the fair value of these stock options has been fully recognized and no further stock-based compensation will be recognized.

During the year ended December 31, 2021, the Company has issued 600,000 options at a strike price of $0.43, which vest 50% three months after issuance with the remaining 50% in September 2022, with a contractual term of 5 years. The Company recognized approximately $208,200 of stock-based compensation during the year ended December 31, 2022. As of December 31, 2022, the fair value of these stock options has been fully recognized and no further stock-based compensation will be recognized.

On December 1, 2021, the Company executed a stock option cancellation agreement with one option holder pursuant to a previously executed consulting agreement entered into on May 5, 2020, under which both parties agree to cancel 1,200,000 performance options as none of the underlying milestones were met.

The Company recognized $714,197 and $361,884 of stock-based compensation related to the 2019 Plan options during the year ended December 31, 2022, and 2021, respectively.

Stock Options Plan – 2020 Equity Plan

On August 26, 2020, the Company’s Board of Directors approved a 2020 Equity Plan (the “2020 Plan”). The 2020 Plan enables the Board of Directors to provide equity incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The 2020 Equity Plan authorizes the grant of Incentive Stock Options (“ISO”) and Non-Qualified Stock Options (“NSO”). Pursuant to the 2020 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan.

During the year ended December 31, 2022, the Company issued 1,300,000 options under the 2020 Plan, of which 1,300,000 were converted into common stock for a total consideration of $1,300 from exercise.

The Company recognized $690,396 and $1,487,382 of stock-based compensation related to the 2020 Plan options during the year ended December 31, 2022, and 2021, respectively. As of December 31, 2022, and 2021, ILA has 1,700,000 options issued and outstanding.

Stock Options Plan – 2022 Equity Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Plan (the “2022 Plan”). The 2022 Plan enables the Board of Directors to provide equity incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers.

Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the plan.

During the year ended December 31, 2022, the Company issued 2,150,000 options under the 2022 Plan. No options have been converted to the Company’s common stock during the year ended December 31, 2022.

The Company recognized approximately $130,079 of stock-based compensation related to the 2022 Plan options during the year ended December 31, 2022. As of December 31, 2022, the Company has 2,150,000 options issued and outstanding.

Employee Pension, Profit Sharing, or other Retirement Plans

We do not have a defined benefit pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The percentage of shares is based on 64,943,897 shares issued and outstanding on June 30, 2023.

Name	# of Shares of Common Stock	Percentage
Roberto Jesus Valdes	6,433,961	9.9%
Jason Sunstein *	6,080,648	9.4%
Frank Ingrande	1,988,966	3.1%

All Exec. Officers and Directors as a group (3 persons)	14,503,575	22.4%

*	Jason A. Sunstein Family Investments, LLC is the record holder of these shares. Jason Sunstein controls Jason A. Sunstein Family Investments, LLC.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Please see Note 3, 4, 5, 8 and 9 to the financial statements for a description of our related party transactions.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by M&K CPAS PLLC and Haskell & White, LLP for the years ended December 31, 2022, and 2021:

	Year ended December 31,
	2022	2021

Audit Fees	$136,900	$95,200

Audit-Related Fees	$-	$7,500

Tax Fees	$-	$-

All Other Fees	$-	$-

Pre-Approval Policy

Our Board of Directors as a whole pre-approves all services provided by Haskell & White LLP and M&K CPAS PLLC. For any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (Incorporated by reference from exhibit 3.1 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
3.2	Bylaws of the Registrant (Incorporated by reference from exhibit 3.2 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
10.1	Share Exchange Agreement with ILA Mexico (Incorporated by reference from exhibit 10.1 to amendment #1 to our registration statement on form S-1 filed with the SEC on November 10, 2016)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (Incorporated by reference from exhibit 10.2 to amendment #1 to our registration statement on Form S-1 filed with the SEC on November 10, 2016)
23.1*	Consent of Haskell & White LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual report for the period ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL).
101.INS	Inline XBRL Taxonomy Extension Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of July 2023.

INTERNATIONAL LAND ALLIANCE, INC.

By:	/s/ Roberto Jesus Valdes
Name:	Roberto Jesus Valdes
Title:	Principal Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the dates stated.

Signature

/s/ Roberto Jesus Valdes	Dated: July 6, 2023
Roberto Jesus Valdes
President, Principal Executive Officer, and a director

/s/ Jason Sunstein	Dated: July 6, 2023
Jason Sunstein
Principal Financial and Accounting Officer and a director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (Incorporated by reference from exhibit 3.1 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
3.2	Bylaws of the Registrant (Incorporated by reference from exhibit 3.2 to our registration statement on form S-1 filed with the SEC on February 11, 2016) and amended on May 18, 2022 (Incorporated by reference from exhibit 3.1 to our current report on form 8-K filed with the SEC on May 20, 2022)
10.1	Share Exchange Agreement with ILA Mexico (Incorporated by reference from exhibit 10.1 to amendment #1 to our registration statement on form S-1 filed with the SEC on November 10, 2016)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (Incorporated by reference from exhibit 10.2 to amendment #1 to our registration statement on form S-1 filed with the SEC on November 10, 2016)
23.1*	Consent of Haskell & White LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual report for the period ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL)
101.INS	Inline XBRL Taxonomy Extension Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein.

