Form 10-Q
period 2023-03-31
International Land Alliance Inc.
filed 2023-07-18
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of July 18, 2023, the registrant had 64,943,897 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$199,393	$49,374
Accounts receivable	1,673,303	-
Prepaid and other current assets	8,835	49,198
Total current assets	1,881,531	98,572

Other non-current assets	47,644	-
Land	1,351,735	203,419
Buildings, net	1,869,880	863,745
Furniture and equipment, net	10,126	1,877
Total assets	$5,160,916	$1,167,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,343,075	$675,202
Accounts payable and accrued liabilities related parties	343,728	189,266
Deferred revenue	9,580,333	-
Accrued interest	539,985	352,884
Accrued interest related party	168,218	132,841
Contract liability	85,407	85,407
Deposits	20,500	20,500
Derivative liability	922,693	531,527
Convertible notes, net of debt discounts	569,356	558,657
Convertible note RCVD acquisition – related party	8,900,000	-
Promissory notes, net of debt discounts	1,889,762	1,885,616
Promissory notes, net discounts – Related Parties	1,609,204	1,286,695
Other loans	6,602,342	-
Total current liabilities	32,574,603	5,718,595

Promissory notes, net of current portion	-	-

Total liabilities	32,574,603	5,718,595

Commitments and Contingencies (Note 10)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500

Stockholders’ Deficit

Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of March 31, 2023 and December 31, 2022	28	28
1,000 Series B shares issued and outstanding as of March 31, 2023 and December 31, 2022	1	1
Common stock; $0.001 par value; 150,000,000 shares authorized; 64,676,587 and 61,676,587 shares issued and outstanding as of March 31, 2023, respectively, and 43,499,423 shares issued and outstanding as of December 31, 2022.	64,677	43,500
Additional paid-in capital	-	20,233,446
Treasury stock (3,000,000 shares as of March 31, 2023)	(300,000)	-
Accumulated deficit	(27,471,893)	(25,121,457)
Total stockholders’ deficit	(27,707,187)	(4,844,482)

Total liabilities and stockholders’ deficit	$5,160,916	$1,167,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31
	31-Mar	March 31,
	2023	2022
Revenue	$240,932	$0

Cost of revenues	$(3,001)	0

Gross profit	237,931	0

Operating expenses
Sales and marketing	260,084	30,278
Impairment loss	245,674
General and administrative expenses	610,180	1,333,946
Total operating expenses	1,115,938	1,364,224

Loss from operations	(878,007)	(1,364,224)

Other income (expense)
Loss from debt extinguishment	$(49,329)	0
Change in fair value derivative liability	$(397,678)
Income from equity-method investment	-	(41,104)
Interest income	-	16,973
Interest expense	$(583,547)	(104,367)
Total other income (expense)	$(1,030,554)	(128,498)

Net loss	$(1,908,561)	$(1,492,722)

Deemed dividend from RCVD acquistion	$(25,354,976)	0

Net comprehensive loss attributable to common shareholders	$(27,263,537)	0

Loss per common share - basic and diluted	$(0.45)	$(0.05)

Weighted average common shares outstanding - basic and diluted	60,159,088	32,866,288

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

Activity for the Three Months Ended March 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance, December 31, 2022	28,000	$28	1,000	$1	43,499,423	$43,500	-	$20,233,446	$(25,121,457)	$(4,844,482)
Common shares issued from related party acquisition	-	-	-	-	20,000,000	20,000	-	1,780,000	-	1,800,000
Fair value common shares warrants issued from related party acquisition	-	-	-	-	-	-	-	2,674,976	-	2,674,976
Deemed dividend from related party acquisition	-	-	-	-	-	-	-	(24,913,097)	(441,875)	(25,354,972)
Reciprocal interest in business acquisition	-	-	-	-	-		(300,000)	-	-	(300,000)
Common stock issued from debt conversion	-	-	-	-	1,077,164	1,077	-	146,728	-	147,805
Common stock issued for consulting services	-	-	-	-	100,000	100	-	14,900	-	15,000
Stock-based compensation	-	-	-	-	-	-	-	78,047	-	78,047
Dividend on Series B Preferred	-	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	-	(1,908,561)	(1,908,561)
Balance, March 31, 2023	28,000	$28	1,000	$1	64,676,587	$64,677	$(300,000)	$-	$(27,471,893)	$(27,707,187)

Activity for the Three Months Ended March 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	28,000	$28	1,000	$1	31,849,327	$31,850	$15,760,772	$(14,703,818)	$1,088,833
Common shares issued from promissory notes	-	-	-	-	450,000	450	201,825	-	202,275
Common stock issued from options exercise	-	-	-	-	600,000	600	-	-	600
Common stock issued for consulting services	-	-	-	-	814,714	815	446,463	-	447,278
Warrants issued in connection with promissory notes	-	-	-	-	-	-	159,664	-	159,664
Stock-based compensation	-	-	-	-	-	-	871,688	-	871,688
Dividend on Series B Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	(1,492,722)	(1,492,722)
Balance, March 31, 2022	28,000	$28	1,000	$1	33,714,041	$33,715	$17,425,412	$(16,196,540)	$1,262,616

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022

Cash Flows from Operating Activities
Net loss	$(1,908,561)	$(1,492,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	78,047	871,688
Impairment loss	245,675	-
Fair value equity securities issued for services	15,000	-
Loss on debt extinguishment	49,329	-
Depreciation and amortization	29,748	13,102
Loss (Income) from equity-method investment	-	41,104
Amortization of debt discount	160,830	19,241
Excess Fair Value of derivative	36,062	-
Change in fair value of derivative liability	397,678	-
Changes in operating assets and liabilities
Accounts Receivable	31,280	(1,599)
Prepaid and other current assets	40,363	27,796
Other non-current assets	(5,070)	-
Accounts payable and accrued liabilities	(15,754)	170,921
Accounts payable and accrued liabilities related parties	154,462	-
Deferred revenue	303,713	-
Accrued interest on note receivable	294,346	(1,973)
Contract liability	129,830	7,500
Deposits	-	-
Net cash provided by (used in) operating activities	36,978	(344,942)

Cash Flows from Investing Activities
Cash acquired from RCVD acquisition	321,919	-
Additional expenditures on land	(215,266)	-
Building and Construction in Progress payments	(179,700)	(109,000)
Net cash used in investing activities	(73,047)	(109,000)

Cash Flows from Financing Activities
Common stock, warrants and options sold for cash	-	600
Cash payments on promissory notes- related party	(100,850)	(90,954)
Cash payments on promissory notes	(63,058)	(11,620)
Cash proceeds from convertible notes	100,000	522,500
Cash proceeds other loans	23,776	-
Cash proceeds from promissory notes- related party	226,220	170,102
Net cash provided by financing activities	186,088	590,628

Net increase in Cash	150,019	136,686

Cash, beginning of period	49,374	56,590

Cash, end of period	$199,393	$193,276

Supplemental disclosure of cash flow information
Cash paid for interest	$47,285	$45,702
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Dividend on Series B	$15,000	$15,000
Common shares issued with convertible debt	$-	$202,275
Debt discount from issuance of new promissory notes	$104,250	$93,700
Common stock issued for settlement of liability for consulting agreement	$-	$447,278
Debt discount created from warrants embedded in financing	$-	$159,664
Common shares issued for services	$15,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

March 31, 2023

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

In May 2021, the Company acquired a 25% investment in Rancho Costa Verde Development LLC (“RCVD”). RCVD is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCV is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. On January 3, 2023, the Company completed the acquisition of the remaining 75% interest in RCVD for a contractual price of $13.5 million, paid through a combination of a promissory note, common stock and common stock purchase warrants. As a result of the transaction, RCVD became a wholly owned subsidiary of the Company. The transaction was accounted for as a business acquisition pursuant to ASC 805 Business Combinations.

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the audited financial statements and notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on July 6, 2023.

Liquidity and Going Concern

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of March 31, 2023, the Company’s current liabilities exceeded its current assets by approximately $30.7 million. The Company has recorded a net loss of $1.9 million for the three months ended March 31, 2023, has an accumulated deficit of approximately $27.5 million as of March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to raise additional capital through the issuance of debt instruments and equity to fund its ongoing operations, which may have the effect of potentially diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales and house construction. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to March 31, 2023. The direct impact of these conditions is not fully known.

However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company. (See Note 13 regarding subsequent events).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming, International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”), and Emerald Grove Estates LLC, incorporated in the State of California, Plaza Bajamar, LLC, incorporated in State of Wyoming, Plaza Valle Divino, LLC, incorporated in the State of Wyoming and Rancho Costa Verde Development, LLC incorporated in State of Nevada.

ILA Fund includes cash as its only assets with minimal expenses as of March 31, 2023. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of March 31, 2023. As of March 31, 2023, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations. All intercompany balances and transactions are eliminated in consolidation.

The Company’s consolidated subsidiaries and/or entities were as follows:

Name of Consolidated Subsidiary or Entity	State or Other Jurisdiction of Incorporation or Organization	Attributable Interest
ILA Fund I, LLC	Wyoming	100%
International Land Alliance, S.A. de C.V. (ILA Mexico)	Mexico	100%
Emerald Grove Estates, LLC	California	100%
Plaza Bajamar LLC	Wyoming	100%
Plaza Valle Divino, LLC	Wyoming	100%
Rancho Costa Verde Development, LLC	Nevada	100%

On January 1, 2023, the Company executed a securities purchase agreement pursuant to which the Company acquired all of the issued and outstanding units of Rancho Costa Verde Development, LLC. for a total contractual consideration of $13,500,000, paid through a combination of a promissory note, common stock and common stock purchase warrants.

Reclassification

Certain numbers from 2022 have been reclassified to conform with the current year presentation.

Investments - Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. On January 3, 2023, the Company acquired a controlling financial interest in its previous equity method investment, which resulted in the consolidation pursuant to ASC 805 Business Combinations of such entity on the effective date.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

●	Liability for legal contingencies.
●	Useful life of buildings.
●	Assumptions used in valuing equity instruments.
●	Deferred income taxes and related valuation allowances.
●	Going concern.
●	Assessment of long-lived assets for impairment.
●	Significant influence or control over the Company’s investee.
●	Revenue recognition.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief Operating Decision Maker (“CODM”) regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023, and December 31, 2022, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid, and other current assets, accounts payable and accrued liabilities, contracts liability, deposits, promissory notes, net of debt discounts and promissory notes related party , deferred revenue, other notes approximate fair value due to their relatively short maturities. Equity-method investment is recorded at cost, which approximates its fair value since the consideration transferred includes cash and a non-monetary transaction, in the form of the Company’s common stock, which was valued based on a combination of a market and asset approach.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of March 31, 2023:

	Fair Value Measurements at March 31, 2023 Using
	Quoted Prices in Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$922,693	$922,693
Total	$-	$-	$922,693	$922,693

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the three months ended March 31, 2023:

Derivative
Liability
Balance December 31, 2022	$531,527

New derivative from convertible notes	136,062
Settlement by debt extinguishment	(142,574)
Change in estimated fair value	397,678
Balance March 31, 2023	$922,693

Derivative Liability

As of March 31, 2023, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For the Three Months Ending March 31,
	2023	2022

Expected term	1 month – 1 year	-
Exercise price	$0.05 - $0.10	-
Expected volatility	139% - 163%	-
Expected dividends	None	-
Risk-free interest rate	4.74% - 5.09%	-
Forfeitures	None	-

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

Construction in progress (“CIP”)

A CIP asset reflects the cost of construction work undertaken, but not yet completed on land not currently owned by the Company. For construction in progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the assets should be reclassified as building, building improvement, infrastructure or land improvement and should be capitalized and depreciated. The land is currently owned by companies controlled by our Chief Executive Officer. The Company fully impaired the construction in progress on land currently owned by the Companies controlled by our Chief Executive Officer due to the uncertainty in title transfer as of March 31, 2023.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation, and amortization. Depreciation is computed using the double declining balance method over the estimated useful lives of the respective assets:

Classification	Life
Buildings	20 years
Furniture and equipment	5 years

Revenue Recognition

The Company determines revenue recognition pursuant to Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, through the following steps:

■	Identification of the contract, or contracts, with a customer.
■	Identification of the performance obligations in the agreement(s) for the sale of plots or house construction.
■	Determination of the transaction price.
■	Allocation of the transaction price to the performance obligation(s) in the contract.
■	Recognition of revenue when, or as the Company satisfies a performance obligation.

Revenue is measured based on considerations specified in the agreements with our customers. A contract exists when it becomes a legally enforceable agreement with a customer. The contract is based on either the acceptance of standard terms and conditions as stated in our agreement of plot sales or house construction with customers. These contracts define each party’s rights, payment terms and other contractual terms and conditions of the sale. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. The transaction price is determined based on the consideration which we will expect to receive in exchange for execution of the performance obligation(s).

The Company applies judgment in determining the customer’s ability and intention to pay the consideration to which the Company is entitled to. A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. Management considers the retention of title as merely a protective right, which would not disallow revenue recognition for the full consideration to which the Company is entitled upon the execution of a contract for deed.

Currently, upon execution of each contract for deed, the Company has not developed sufficient controls and procedures to provide reasonable assurance that collection of the consideration, which the Company is entitled to, is probable. In addition, the title of the land for the various projects (Bajamar and Divino) is held by an entity that is controlled by the Company’s Chief Executive Officer.

The Company’s principal activities in the real estate development industry which it generates its revenues from are the sale of developed and undeveloped land and house construction.

Rancho Costa Verde Development or RCVD generates revenue from the following sources: (1) lot sales, (2) home construction calculated as a set percentage of builders’ costs, (3) administrative income for loan servicing, (4) interest income resulting from monthly payments from financed loans made to customers on lost sales, (5) resale income as commission for selling homes for owners that have purchased lots at RCVD and (6) utilities revenue from waste water systems and solar systems.

The Company identified the following performance obligations related to the operations of RCVD: (1) subdivision of the developer parcel, (ii) casita free week for each customer allowing them to enjoy a free week to a casita per year. The Company determined that there was a significant financing component in most arrangements with customers, which results in the recognition of interest income.

The Company recognized approximately $241,000 of revenue during the three months ended March 31, 2023.

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $260,084 and $30,278 for the three months ended March 31, 2023, and 2022, respectively.

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

Stock Options Plan – 2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 equity incentive Plan (the “2019 Plan”). In order for the 2019 plan to grant “qualified stock options” to employees, it requires approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholders’ approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock under the Plan. The Company has a total of 2,150,000 options issued and outstanding under the 2019 Plan as of March 31, 2023. The Company did not issue any stock options during the three months ended March 31, 2023.

Stock Options Plan – 2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the Company’s authorized common stock for issuance under the 2020 equity plan. The 2020 Equity Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has a total of 1,700,000 options issued and outstanding under the 2020 plan as of March 31, 2023.

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

The Company did not issue any stock options during the three months ended March 31, 2023. The Company has a total of 2,150,000 options issued and outstanding under the 2022 Plan as of March 31, 2023

Income Taxes

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

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

Options	6,000,000	3,850,000
Warrants	36,867,500	3,867,500
Total potentially dilutive shares	42,867,500	7,717,500

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2023.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during the three months ended March 31, 2023.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The guidance requires a modified retrospective transition method and early adoption is permitted. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for smaller reporting companies until periods beginning after December 15, 2022. The Company has adopted ASU 2016-13 and will continue to evaluate the impact of ASU 2016-13 with no impact to the Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The guidance requires a modified retrospective transition method and early adoption is permitted. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses, Derivatives and Hedging, and Leases (“ASU 2019-10”), which defers the adoption of ASU 2016-13 for smaller reporting companies until periods beginning after December 15, 2022. The Company has adopted ASU 2016-13 and will continue to evaluate the impact of ASU 2016-13 with no impact to the Financial Statements.

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

During the three months ended March 31, 2023, the Company did not enter into any new contract to sell plots of land.

On September 29, 2021, the Company entered into a house construction contract for total consideration of $99,000, of which $43,967 was funded as of December 31, 2022, and presented under Contract Liability in the consolidated balance sheets. The Company has not received any payments during the three months ended March 31, 2023.

During the year ended December 31, 2021, the Company sold three (3) lots to an affiliate of a related party of the Company for a total purchase price of $120,000, of which $61,440 was funded as of December 31, 2022. The Company has not received any payments during the three months ended March 31, 2023.

The remaining unpaid amount owed to the Company was $58,560 as of March 31, 2023, and December 31, 2022.

NOTE 4 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of March 31, 2023, and December 31, 2022:

	Useful life	March 31, 2023	December 31, 2022
Land – Emerald Grove		$203,419	$203,419

Land – Rancho Costa Verde Development		$1,148,316	$-

Furniture & equipment, net	5 years	$10,126	$1,877

Building – Emerald Grove & RCVD	20 years	2,591,421	1,048,138
Less: Accumulated depreciation		(721,541)	(184,393)

Building, net		$1,869,880	$863,745

Depreciation expense was approximately $29,748 for the three months ended March 31, 2023, and 2022, respectively. Pursuant to the acquisition of RCVD, the Company recognized a total fair value of $1,977,182 of land, building and furniture and equipment.

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

There was no activity during the three-month ended March 31 ,2023. The construction contractor is also an entity controlled by our Chief Executive Officer. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino was $0 as of March 31, 2023 and December 31, 2022. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 during the year ended December 31, 2022.

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

In November and December 2019, $250,000 was paid to the Company’s Chief Executive Officer, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 as a down payment towards the acquisition of the land from Valdeland. As of March 31, 2023 and December 31, 2022 and 2021, the Company issued 250,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land. The amount has been fully impaired during the year ended December 31, 2022.

Valdeland has completed a two-bedroom model home, an enhanced entrance, and interior roads as well as site preparation for four (4) new homes adjacent to the model home. It has commenced construction on four residential lots following the payment of the required minimum deposits from buyers.

The Company funded the construction by an additional $179,700 during the three months ended March 31 2023. Valdeland is the construction contractor is also an entity controlled and owned by Roberto Valdes.

The balance of construction in process for Plaza Bajamar totaled $0 as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023, the Company fully impaired the accumulated costs related to Plaza Bajamar, due to the uncertainty pertaining to title transfer for a total amount of $179,700, which is presented under impairment loss in the consolidated statement of operations for the three months ended March 31, 2023.

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

As of March 31, 2023, Valdeland sold six (6) house constructions on residential lots for estimated price of $1.5 million, of which $0.5 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheet as of March 31, 2023. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

Rancho Costa Verde Development (“RCVD”)

RCVD is a 1,000 acre, 1,200 lot master planned community in Baja, California, located few miles from the Company’s Oasis Park resort on the sea of Cortez. To date, RCVD has sold over 1,000 residential lots and built 55 single-family homes with approximately 30 under construction. This is in addition to a completed boutique hotel and clubhouse.

NOTE 5 – RELATED PARTY TRANSACTIONS

Chief Executive Officer – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with its Chief Executive Officer.

The Company has not paid any salary to its Chief Executive Officer for the three months ended March 31, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the three months ended March 31, 2023. The balance owed is $66,846 and $33,038 as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the Company funded an aggregate amount of 1.4 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by the Company’s Chief Executive Officer. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by the Chief Executive Officer (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”). There can be no assurance as to what if any profit might have been received by Chief Executive Officer in his separate company as a result of these transactions. There can be no assurance title will ever transfer to the Company.

During the three months ended March 31, 2023, the Company funded an aggregate amount of approximately $180,000 to the construction companies owned by the Company’s Chief Executive Officer for the two projects in Ensenada, Baja California. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2023. The properties at Valle Divino and Plaza Bajamar have executed promise to purchase agreements between the Company and Roberto Valdes, which require the transfer of titles of the land free of liens and encumbrances to the Company. There can be no assurance as to what and if any profit might have been received by our Chief Executive Officer, in his separate company as a result of these transactions. There can be no assurance title will ever transfer to the Company.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the three months ended March 31, 2023.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with its Chief Financial Officer.

The Company has not paid any salary to its Chief Financial Officer for the three months ended March 31, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the three months ended March 31, 2023. The balance owed is $66,846 and $33,038 as of March 31, 2023 and December 31, 2022, respectively.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the three months ended March 31, 2023.

The Company’s Chief Financial Officer is also the managing member of Six Twenty Management LLC, an entity that has been providing ongoing capital support to the Company (See Note 8).

The Company’s Chief Financial Officer also facilitated the Emerald Grove asset purchase as described in Note 3.

President – Frank Ingrande

In May 2021, the Company executed an employment agreement with its President.

The Company has not paid any salary to its Chief Executive Officer for the three months ended March 31, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the three months ended March 31, 2023. The balance owed is $66,846 and $33,038 as of March 31, 2023, and December 31, 2022, respectively.

Frank Ingrande is the co-founder and owner of 33% of the Company’s equity-method investee RCVD. During the three months ended March 31, 2023, the Company acquired the remaining 75% interest in RCVD, which became the Company wholly owned subsidiary as of March 31, 2023 (note 9).

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the three months ended March 31, 2023.

NOTE 6 – PROMISSORY NOTES

Promissory notes consisted of the following at March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022

Cash Call note payable, due August 2020 – past maturity	$24,785	$24,785
Elder note payable, 10% interest, due March 2020 – past maturity	1,500	1,500
Elder note Payable, 15% interest, due March 2021- past maturity	76,477	76,477
Redwood Trust note payable, 12% interest, due February 2023	1,787,000	1,787,000
Total Notes Payable	$1,889,762	$1,889,762
Less discounts	-	(4,146)

Total Promissory notes, net of discount	1,889,762	1,885,616

Less current portion	(1,889,762)	(1,885,616)

Total Promissory notes, net of discount - long term	$-	$-

Interest expense related to the amortization of the associated debt discount for the three months ended March 31, 2023 and 2022, was $4,146 and $0, respectively.

Redwood Trust

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees. There has been no activity during the three months ended March 31, 2023. The Company incurred $53,610 of interest expense and paid $0 of interest during the three months ended March 31, 2023. Accrued interest was $126,650 and $73,040 as of March 31, 2023 and December 31, 2022, respectively.

On June 27, 2023, the Company, through Emerald Grove Estates, LLC, its wholly owned company, executed a modification agreement, under which the maturity date was extended to January 1, 2024, and the payment of all unpaid interest, late fees, charges for a total amount of $236,116.

Cash Call, Inc. – In default

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on August 1, 2020. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of March 31, 2023 and December 31, 2022. There was no activity during the three months ended March 31, 2023.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. No payment was made under this settlement agreement.

As of March 31, 2023 and December 31, 2022, the remaining principal balance was $24,785. The Company has not incurred any interest expense related to this promissory note during the three months ended March 31, 2023 due to the agreed upon settlement amount.

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

There was no activity during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the remaining principal balance was $77,977.

The Company incurred approximately $2,935 and $2,895 of interest during the three months ended March 31, 2023 and 2022, respectively. Accrued interest was $27,117 and $24,182 as of March 31, 2023 and December 31, respectively.

The Company also has a balance of $347,290 owed and currently recorded and presented as accounts receivable in the consolidated balance sheet as of March 31, 2023 and December 31, 2022. The Company fully impaired the remaining balance of its receivable as of March 31, 2023 and December 31, 2022, due to uncertainty pertaining to the capacity to pay of the Company’s debtor.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

1800 Diagonal convertible note #1, 9% interest, due July 2023	-	85,000
1800 Diagonal convertible note#2, 9% interest, due September 2023	-	64,250
1800 Diagonal convertible note #3, 10% interest, due October 2023	71,228	122,488
1800 Diagonal convertible note #4, 9% interest, due March 2024	104,250	-
Mast Hill convertible note, 12% interest, due March 2023 (in default)	250,000	250,000
Blue Lake convertible note, 12% interest, due March 2023 (in default)	250,000	250,000
International Real Estate Development, 5% interest, due March 2024	8,900,000	-
Total convertible notes	$9,575,478	$771,738
Less discounts	(106,122)	(213,081)

Total convertible notes, net of discount	9,469,356	558,657

Less current portion	(9,469,356)	(558,657)

Total convertible notes, net of discount - long term	$-	$-

Interest expense related to the amortization of the associated debt discount for the three months ended March 31, 2023 and 2022, was 106,959 and 19,241, respectively.

Mast Hill Fund, L.P (“Mast note”)- In default

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

Additionally, as an incentive to the note holder, the securities purchase agreement also provided for the issuance of 225,000 shares of common stock with fair value of approximately $101,000, which were fully earned at issuance, and 343,750 warrants to purchase an equivalent number of shares of common stock at an exercise price of $0.80 and a term of five years. The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at a fixed conversion price of $0.35, subject to standard anti-dilutive rights and down round protection. The conversion price of the convertible debt and the strike price of the warrants should be adjusted to the new effective conversion price following subsequent dilutive issuances.

During the three months ended March 31, 2023, the Company converted approximately $81,730 of interest and default premium into 834,760 shares of common stock.

The principal balance owed to Mast Hill Fund was $250,000 as of March 31, 2023 and December 31, 2022. The Company incurred approximately $13,200 of interest during the three months ended March 31, 2023. Accrued interest totaled approximately $25,180 and $23,700 as of March 31, 2023 and December 31, 2022.

The Company is in default as the Company (i) consummated a variable rate transaction with another lender and (ii) failed to make the required installment payment as required under the terms of the agreement. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

As of March 31, 2023 and December 31, 2022, the default penalty was $0 and $68,426, respectively. During the three months ended March 31, 2023, the Company recognized an additional $1,615 of default penalty for a total amount of $70,000, which was fully converted into shares of common stock during the three months ended March 31, 2023.

The Company initially recognized $219,832 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The Company amortized $50,742 through interest expenses during the three months ended March 31, 2023.

The balance of the unamortized debt discount was $0 and $50,742 as of March 31, 2023 and December 31, 2022.

Blue Lake Partners LLC (“Blue Lake note”) – In default

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

The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at a fixed conversion price of $0.35, subject to standard anti-dilutive rights and down round provisions. With the issuance of a variable rate transaction with any new investor, the conversion price of the convertible debt and the strike price of the warrants should be adjusted down to the new effective conversion price.

The principal balance owed to Blue Lake was $250,000 as of March 31, 2023 and December 31, 2022. The Company incurred approximately $13,400 of interest during the three months ended March 31, 2023. Accrued interest totaled approximately $36,740 and $23,400 as of March 31, 2023 and December 31, 2022.

The Company is in default of the note as the Company (i) consummated a variable rate transaction with another lender and (ii) failed to make the required installment payment as required under the terms of the agreement. The Company has not yet received any default notice from the investor. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

As of March 31, 2023 and December 31, 2022, the Company accrued $68,344 as default penalty, which is presented in accounts payable and accrued interest in the consolidated balance sheet.

The Company initially recognized $219,607 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The Company amortized $53,097 through interest expenses during the three months ended March 31, 2023.

The balance of the unamortized debt discount was $0 and $53,097 as of March 31, 2023 and December 31, 2022.

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

During the three months ended March 31, 2023, the Company converted $15,000 of principal into 242,404 shares of common stock. The Company repaid $111,594 from a related party note (note 8) for the outstanding principal and accrued interest and default interest.

The principal balance of Diagonal note #1was $0 and $85,000 as of March 31, 2023 and December 31, 2022. The Company incurred approximately $37,900 of interest expenses during the three months ended March 31, 2023. Accrued interest was $0 and $3,700 as of March 31, 2023 and December 31, 2022.

The Company initially recognized $4,250 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $1,060 through interest expenses during the three months ended March 31, 2023. The balance of the unamortized debt discount was $0 and $2,479 as of March 31, 2023 and December 31, 2022.

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

The Company repaid $11,798 in cash for the outstanding principal and accrued interest and default interest. The Company repaid $71,000 from a related party note (note 8) for the outstanding principal and accrued interest and default interest.

The principal balance owed to Diagonal was $0 and $64,250 as of March 31, 2023 and December 31, 2022. The Company incurred approximately $16,620 of interest expenses during the three months ended March 31, 2023. Accrued interest was $0 and $1,900 as of March 31, 2023 and December 31, 2022. The Company reversed $27,019 as part of the debt extinguishment following extinguishment of the debt.

The Company amortized $16,200 of debt discount through interest expenses during the three months ended March 31, 2023. The balance of the unamortized debt discount was $0 and $42,876 as of March 31, 2023 and December 31, 2022.

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

During the three months ended March 31, 2023, the Company repaid $5,691 of interest and repaid $51,260 of principal.

The Company initially recognized $19,494 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $4,874 through interest expenses during the three months ended March 31, 2023. The balance of the unamortized debt discount was $10,559 and $15,433 as of March 31, 2023 and December 31, 2022.

The balance of the Diagonal note #3 was $71,228 and $122,488 as of March 31, 2023 and December 31, 2022, respectively. Diagonal #3 is current as the Company paid all the required monthly installments.

Diagonal note #4

On March 3, 2023, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $104,250 for net proceeds of $100,000, net of issuance costs of $4,250. Interest under the convertible promissory note is 9% per year and a default coupon of 22%.

The maturity date of the note is March 3, 2023. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price. The note includes a prepayment feature at a premium of up to 25% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

International Real Estate Development, LLC. (“IRED”)- In default

On January 1, 2023, the Company issued a convertible promissory note pursuant to the acquisition of RCVD for a total principal of $8,900,000, carrying a 5% coupon and maturing on March 31, 2024. The convertible note is payable in quarterly installment of $2,225,000 starting on March 31, 2023. The convertible note includes a twelve percent (12%) default interest. The Company failed to make the first installment in accordance with the terms of the agreement.

The convertible note is convertible commencing on April 1, 2023 at the option of the holder into shares of common stock at a 10% discount to market price. The Company can prepay the convertible note at any time.

The Company incurred $111,250 of interest during the three months ended March 31, 2023. Accrued interest was $111,250 as of March 31, 2023.

NOTE 8 – PROMISSORY NOTES – RELATED PARTY

Related party promissory notes consisted of the following at March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
RAS Real Estate LLC – Past maturity	$237,289	$249,589
Six-Twenty Management LLC – On demand	1,234,960	960,746
Frank Ingrande	14,546	-
Lisa Landau – On demand	122,409	76,360
Total On demand notes, net of discount	$1,609,204	$1,286,695

Six Twenty Management LLC (“Six-Twenty”) – Manager is the Company’s Chief Financial Officer

Jason Sunstein, the Company’s Chief Financial Officer is also the managing member and 100% owner of Six Twenty Management LLC (“Six Twenty”), an entity that has been providing ongoing capital support to the Company.

On March 31, 2021, the Company executed a non-convertible promissory note with Six Twenty for an initial amount funded of $288,611 and carrying a coupon of eight percent (8%) and a maturity of twelve months. Six-Twenty subsequently funded the Company for additional cash of $609,200. The non-convertible promissory note is not updated with the additional activity but reverted to an on-demand advances.

During the three months ended March 31, 2023, six twenty funded an additional $176,220 and repaid in cash $111,594 the remaining balance of one of the Diagonal notes (See note 7). The Company paid $13,600in cash towards the non-convertible promissory note.

As of March 31, 2023 and December 31, 2022, the principal balance owed to Six-Twenty was $1,234,960 and $960,746, respectively.

The Company incurred approximately $24,700 and $11,045 of interest expense during the three months ended March 31, 2023 and 2022, respectively. Accrued interest was $111,664 and $86,965 as of March 31, 2023 and December 31, 2022, respectively. Refer to note 5 for disclosures on related party.

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

During the three months ended March 31, 2023, the Company paid $12,300 towards the promissory note. The outstanding balance is $237,289 and $249,589 as of March 31, 2023, and December 31, 2022, respectively.

During the three months ended March 31, 2023, the Company incurred $10,700 in interest based on the default coupon rate of 18%. As of March 31, 2023, and December 31, 2022, the accrued interest balance owed to RAS, LLC was $56,554 and $45,876, respectively.

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. During the three months ended March 31, 2023, Lisa Landau advanced $50,000 to the Company for general corporate expenses and paid directly $71,000 towards one of the Diagonal convertible notes. The Company repaid $74,950 in cash during the three months ended March 31, 2023.

The principal balance was $122,409 and $76,360 as of March 31, 2023 and December 31, 2022, respectively. The advances are on demand but do not carry any interest.

NOTE 9 – BUSINESS ACQUISITION WITH RELATED PARTY

On January 3, 2023, the Company executed a securities purchase agreement with International Real Estate Development, LLC (“IRED”” or the “seller”), a related party, for the purchase of the remaining seventy five percent (75%) of the issued and outstanding membership interest in Rancho Costa Verde Development, LLC (“RCVD”) for a total consideration of $13.4 million. The Company’s President and director was the owner of one third of the issued and outstanding interest in International Real Estate Development LLC.

The consideration was paid through (i) a secured convertible promissory note in the principal amount of $8,900,000, (ii) issuance of 20,000,000 shares of common stock with a fair value of $1.8 million and (iii) 33,000,000 common stock warrants to purchase an equivalent number of shares of common stock with a fair value of approximately $2.7 million. The Company issued the 20,000,000 shares of common stock to International Real Estate Development, LLC (“IRED”) on January 3, 2023.

Prior to the acquisition of a controlling financial interest in RCVD, the Company held a twenty five percent (25%) interest in RCVD, which was previously accounted as an equity method investment under ASC 323 Investments – Equity Method and Joint Ventures. It was determined that the Company did not have the power to direct the activities that most significantly impact RCVD’s economic performance, and therefore, the Company was not the primary beneficiary of RCVD and RCVD was not consolidated under the variable interest model. The investment was initially recorded at cost, which was determined to be $2,680,000. The carrying value was fully written down to $0 as of December 31, 2022.

The Company accounted for this transaction as a business combination under ASC 805 Business Combinations. Accordingly, the assets acquired, and the liabilities assumed were recorded at their estimated fair value as of the closing date of the acquisition. While this is a business combination, since it is between related parties, there has been no step up in basis taken for the acquisition and the excess purchase price has been treated as a return of capital commonly referred to as a deemed dividend.

The secured convertible promissory note has a principal amount of $8,900,000 and is payable in quarterly installments of $2,225,000, carries a five percent (5%) coupon with a maturity date of March 31, 2024. The note carries a default coupon of twelve percent (12%) on the unpaid principal after the maturity date. The note includes standard events of default, which will result in the principal and accrued interest to be payable immediately. The note is convertible at any time commencing on April 1, 2023, at the option of the holder, into shares of common stock of the company at a 10% discount to market. The note may be prepaid at any time without penalties. The Company has not made the first installment by March 31, 2023, but the Company obtained a default waiver from IRED. The Company incurred approximately $111,250 of interest during the three months ending March 31, 2023 (note 7).

RCVD was originally formed in the State of Nevada. RCVD is a 1,100-acre master planned second home, retirement home, and vacation home real estate community located on the east coast of Baja California, Mexico. It is just south of the small fishing village of San Felipe, where the Oasis Park Resort project of the Company is located.

The Company accounted for this transaction as a capital transaction due to the related party nature of this transaction. This resulted in what is known as a deemed dividend.

The acquisition-date fair value of the consideration transferred is as follows:

January 3, 2023

Fair value of common stock	$1,800,000
Fair value of common stock warrants	2,674,976
Promissory notes	$8,900,000
Fair value of consideration transferred	$13,374,976

The following is a provisional purchase price allocation as of the January 3, 2023, acquisition date:

January 3, 2023
Cash	$321,916
Accounts receivable	1,900,388
Other current assets	342,574
Fixed Assets	1,977,182
Accounts payable and accrued expenses	(652,329)
Mortgage loans	(6,576,566)
Related party notes	(16,545)
Deferred revenue	(9,276,620)
Net Assets Acquired	$(11,980,000)
Deemed dividend as related party	25,354,976
Total consideration	$13,374,976

Common Stock warrants

At acquisition date, the Company measures the fair value of the common stock warrant using the Black-Scholes option valuation model using the following assumptions:

	For the Three Months Ending March 31,
	2023	2022

Expected term	5 years	-
Exercise price	$0.10	-
Expected volatility	162%	-
Risk-free interest rate	3.94%	-
Forfeitures	None	-

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

The Company computes the fair value of the common stock warrants at the acquisition date, which does not have to be updated at each reporting period.

NOTE 10 – EQUITY METHOD INVESTMENT

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

On January 3, 2023, the Company executed a securities purchase agreement with International Real Estate Development, LLC, for the purchase of the remaining seventy five percent (75%) of the issued and outstanding membership interest in Rancho Costa Verde Development, LLC (“RCVD”) for a total contractual consideration of $13,500,000.

The Company acquired a controlling financial interest and accounted for this transaction as a business combination under ASC 805 (refer to note 9). Upon the acquisition of such controlling interest, the Company remeasured the previously held equity method interest to fair value and recognize any difference between the fair value and the carrying value in its statement of operations.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 250,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of March 31, 2023 and December 31, 2022, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $995,747 has been paid, leaving a firm commitment of approximately $560,250 as of March 31, 2023.

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

The Company fully impaired the carrying balance of its account receivable owed by IntegraGreen as of March 31, 2023 and December 31, 2022.

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. Contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of March 31, 2023 and December 31, 2022.

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

NOTE 12 – STOCKHOLDERS’ DEFICIT

The Company’s equity at March 31, 2023 consisted of 150,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share. As of March 31, 2023, there were 64,676,587 shares issued and 61,676,587 shares outstanding. As of December 31, 2023, there were 43,499,423 shares issued outstanding.

As of March 31, 2023, and December 31, 2022, there were 28,000 shares of Series A Preferred Stock issued and outstanding and 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

Equity Incentive Plans

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The 2022 Plan was never approved by the stockholders. Therefore, any options granted under the 2022 Plan prior to stockholder approval will be “non-qualified”. The Company granted 2,150,000 options during the year ended December 31, 2022. There was no activity during the three months ended March 31, 2023. The Company has 2,150,000 options issued and outstanding under the 2022 Plan as of March 31, 2023.

2020 Equity Incentive Plan

The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Equity Plan. There was no activity during the three months ended March 31, 2023. The Company has 1,700,000 options issued and outstanding under the 2020 Plan as of March 31, 2023 and December 31, 2022.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the three months ended March 31, 2023. The Company has 2,150,000 options issued and outstanding under the 2019 Plan as of March 31, 2023 and December 31, 2022.

All shares of common stock issued during the three months ended March 31, 2023, and 2022, were unregistered.

Activity during the three months ended March 31, 2023

During the three months ended March 31, 2023, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for a total fair value of approximately $15,000.

During the three months ended March 31, 2023, the Company issued 20,000,000 shares of common stock pursuant to a business acquisition with a fair value of 1,800,000.

During the three months ended March 31, 2023, the Company issued 1,077,164 shares of common stock pursuant to the conversion of convertible notes.

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

During the three months ended March 31, 2022, the Company issued 814,714 shares of common stock pursuant to a consulting agreement for a total fair value of approximately $447,300.

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

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized $15,000 of dividend on Series B during the three months ended March 31, 2023 and 2022, aggregating the total accrual to $205,000 and $190,000 as of March 31, 2023 and December 31, 2022, respectively. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

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

The Company did not issue any shares of preferred stock during the three months ended March 31, 2023.

Warrants

A summary of the Company’s warrant activity during the three months ended March 31, 2023, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Warrants	Average Exercise Price	Term (Year)
Outstanding at December 31, 2022	3,867,500	$0.71	4.11
Granted	33,000,000	0.10	5.00
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at March 31, 2023	36,867,500	$0.16	4.67

Exercisable at March 31, 2023	36,867,500

During the three months ended March 31, 2023, the Company issued 33,000,000 warrants, convertible into an equivalent number of shares of common stock, following the acquisition of Rancho Costa Verde Development, LLC (See note 9).

Options

A summary of the Company’s option activity during the three months ended March 31, 2023, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Options	Average Exercise Price	Term (Year)
Outstanding at December 31, 2022	6,000,000	$0.34	3.88
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at March 31, 2023	6,000,000	$0.34	3.64

Exercisable at March 31, 2023	4,925,000

Options outstanding as of March 31, 2023, and December 31, 2022, had aggregate intrinsic value of $0.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except for the following:

Subsequent to March 31, 2023, the Company exercised 343,750 common stock warrants under a cashless feature into 267,310 shares of common stock.

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

The Company’s current portfolio includes residential, resort and commercial properties comprising the following projects:

■

Oasis Park Resort is a 497-acres master planned real estate community including 1,344 residential home sites, south of San Felipe, Baja California, which offers a 180-degree sea and mountain views. In addition to the residential lots, there is a planned boutique hotel, a spacious commercial center, and a nautical center.

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

There has been no activity during the three months ended March 31, 2023.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity. There has been no activity during the three months ended March 31, 2023.

■	Plaza Bajamar Resort s an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.
■

Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCVD in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was initially recorded as an equity-method investment in the Company’s condensed consolidated financial statements. On January 3, 2023, the Company acquired the remaining 75% membership interest in RCVD for a contractual consideration of $13.5 million, paid through $8,900,000 secured convertible note, 20,000,000 shares of common stock and 33,000,000 common stock warrants. Such transaction was recorded pursuant to ASC 805 Business Combinations.

Summary of key operational and financial events:

▪	During the three months ended March 31, 2023, the Company collected an aggregate amount of $129,830 from house construction at the Plaza Bajamar project, which was initially recorded and presented as contract liability in the consolidated balance sheets. However, the Company offset the balance with the additional cash funded for the construction of amenities at Bajamar, with the net balance presented as impairment loss in the consolidated statement of operations for the three months ended March 31, 2023.

▪	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

▪	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our fiscal year 2023, as we continue to follow the necessary steps to complete this legal process. However, there is no assurance that such transfer of title will occur on above timeframe or at all.

Results of Operations for the Three Months Ended March 31, 2023, compared to the Three Months Ended March 31, 2022

	For the three months ended
	March 31, 2023	March 31, 2022
Revenue, net	$240,932	$-

Cost of revenue	(3,001)	-

Gross profit	237,931	-

Operating expenses
Sales and marketing	260,084	30,278
Impairment loss	245,674	-
General and administrative expenses	610,180	1,333,946
Total operating expenses	1,115,938	1,364,224

Loss from operations	(878,007)	(1,364,224)

Other income (expense)
Other income	-	16,973
Loss from debt extinguishment	(49,329)	-
Income (loss) from equity-method investment	-	(41,104)
Change in fair value of derivative	(397,678)	-
Interest expense	(583,547)	(104,367)
Total other expense	(1,030,554)	(128,498)

Net loss	$(1,908,561)	$(1,492,722)

Revenue

Revenue increased by $240,932 to $240,932 for the three months ended March 31, 2023, from $0 for the three months ended March 31, 2022. The revenue recognized during the three months ended March 31, 2023. Revenue sources include real estate sales, interest from financed sales, financing fees, and components of home construction,

Cost of revenue

Cost of revenue increased by $3,001 to $3,001 for the three months ended March 31, 2023, from $0 for the three months ended March 31, 2022. Cost of revenue recognized during the three months ended March 31, 2023. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Operating Expenses

Operating expenses decreased by $248,286 to $1,115,938 for the three months ended March 31, 2023, from $1,364,224 for the three months ended March 31, 2022.

Sales and marketing costs increased by $229,806, to $260,084 in the three months ended March 31, 2023, from $30,278 in the three months ended March 31, 2022. Such increase mainly relates to the additional marketing efforts incurred by RCVD for a total amount of $198,085 during the three months ended March 31, 2023. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation.

General and administrative costs decreased by $723,766 in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. General and administrative was increased by approximately $204,550 from the acquisition of RCVD. Such amount was mainly comprised of commissions paid attributable to sales.

Other G&A increase approximately $245,674, which is mainly attributable to an increase in impairment by approximately $245,674.

Other expense

Other expenses increased by approximately $902,056 to $1,030,554 in the three months ended March 31, 2023, from $128,498 in the three months ended March 31, 2022.

Such increase is primarily due to a $479,180 increase in interest expense, which results from the additional convertible notes that the Company secured during fiscal year 2022 to fund its ongoing operations and the additional convertible note for an aggregate amount of $8,900,000 issued pursuant to the RCVD acquisition, an increase of $397,678 in the change in fair value of the Company’s derivative liability and $49,329 related to loss from debt extinguishment.

Net Loss

The Company finished the three months ended March 31, 2023, with a net loss of $1,908,561, as compared to a net loss of $1,492,722 for the three months ended March 31, 2022. The increase in our net loss resulted from the reasons outlined above.

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

Capital Resources and Liquidity

Cash was $199,393 and $49,400 as of March 31, 2023, and December 31, 2022, respectively. As shown in the accompanying financial statements, we recorded a loss of $1.9 million for the three months ended March 31, 2023. Our working capital deficit as of March 31, 2023, was $30.7 million. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

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

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2023, was $36,978 which resulted primarily due to the loss of $1,908,561 offset by non-cash share-based compensation of $78,047, amortization of debt discount of $160,830, depreciation of $29,748, impairment loss of $245,675, loss from debt extinguishment of $49,329, fair value of equity securities issued for services for $15,000, excess fair value of derivative liability for $36,062, change in fair value of derivative liability of $397,678, and net change in assets and liabilities of $933,170.

Net cash flows provided by operating activities for the three months ended March 31, 2023, was $36,978 which resulted primarily due to the loss of $1,908,561 offset by non-cash share-based compensation of $871,688, amortization of debt discount of $19,241, loss from the Company’s equity-method investment of $41,104, depreciation of $13,102, and net change in assets and liabilities of $202,644.

Investing Activities

Net cash flows used in investing activities was $73,047 for the three months ended March 31, 2023. The funds were used for the development of the various projects and the purchased house construction at Plaza Bajamar and Valle Divino for $179,700, additional investment for land development for $215,266, and offset by the cash acquired for $321,919 from the acquisition of RCVD.

Net cash flows used in investing activities was $109,000 for the three months ended March 31, 2022. The funds were used for the development of the various projects at plaza Bajamar, and Valle Divino.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2023, was $186,088, primarily from cash proceeds from additional funding from related parties for aggregate amount of $226,220, cash proceeds from convertible note of $100,000, cash proceeds from other loans for $23,776, offset by $100,850 repayment of related party advances, and $63,058 repayment of convertible notes.

Net cash flows provided by financing activities for the three months ended March 31, 2022, was $590,628 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $522,500, cash proceeds from on-going funding from related party for aggregate amount of $170,102, offset by $90,954 repayment of related party advances, and $11,620 repayment of promissory notes.

As a result of these activities, we experienced an increase in cash of $150,019 for the three months ended March 31, 2023.

Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors or from sale of our common shares.

Critical Accounting Polices

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on July 6, 2023.

Off-balance Sheet Arrangements

During the period ended March 31, 2023, we have not engaged in any off-balance sheet arrangements.

New and Recently Adopted Accounting Standards

For a listing of our new and recently adopted accounting standards, see Note 2, Summary of Significant Accounting Policies, to the Notes to the condensed consolidated financial statements in “Part I, Item 1. condensed consolidated financial statements” of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company conducted an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2023, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, inadequate controls over maintenance of records, inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process.as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and which the Company determined continued to exist as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to, and our property is not the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2022, as filed with the SEC on July 6, 2023. The risk factors described in the fiscal year ended 2022 Form 10-K have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for a total fair value of approximately $15,000.

During the three months ended March 31, 2023, the Company issued 20,000,000 shares of common stock pursuant to a business acquisition with a fair value of 1,800,000.

During the three months ended March 31, 2023, the Company issued 1,077,164 shares of common stock pursuant to the conversion of convertible notes.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

Exhibits designated by the symbol * are filed or furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 18, 2023	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

