Form 10-Q/A
period 2023-03-31
International Land Alliance Inc.
filed 2023-07-20
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

International Land Alliance, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, which was originally filed on July 18, 2023 (“Original Filing”), to include Inline XBRL data tagging within the original Form 10-Q.

This Amendment does not amend the Original Filing in any other way, except for minor changes due to rounding. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing or Original Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, other than those discussed herein.

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

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022

Cash Flows from Operating Activities
Net loss	$(1,908,561)	$(1,492,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	78,047	871,688
Impairment loss	245,674	-
Fair value equity securities issued for services	15,000	-
Loss on debt extinguishment	49,329	-
Depreciation and amortization	29,748	13,102
Loss (Income) from equity-method investment	-	41,104
Amortization of debt discount	160,831	19,241
Excess Fair Value of derivative	36,062	-
Change in fair value of derivative liability	397,678	-
Changes in operating assets and liabilities
Accounts Receivable	31,280	(1,599)
Prepaid and other current assets	40,363	27,796
Other non-current assets	(5,070)	-
Accounts payable and accrued liabilities	(15,754)	170,921
Accounts payable and accrued liabilities related parties	154,462	-
Deferred revenue	303,713	-
Accrued interest on note receivable	294,346	(1,973)
Contract liability	129,830	7,500
Deposits	-	-
Net cash provided by (used in) operating activities	36,978	(344,942)

Cash Flows from Investing Activities
Cash acquired from RCVD acquisition	321,919	-
Additional expenditures on land	(215,266)	-
Building and Construction in Progress payments	(179,700)	(109,000)
Net cash used in investing activities	(73,047)	(109,000)

Cash Flows from Financing Activities
Common stock, warrants and options sold for cash	-	600
Cash payments on promissory notes- related party	(100,850)	(90,954)
Cash payments on promissory notes	(63,058)	(11,620)
Cash proceeds from convertible notes	100,000	522,500
Cash proceeds other loans	23,776	-
Cash proceeds from promissory notes- related party	226,220	170,102
Net cash provided by financing activities	186,088	590,628

Net increase in Cash	150,019	136,686

Cash, beginning of period	49,374	56,590

Cash, end of period	$199,393	$193,276

Supplemental disclosure of cash flow information
Cash paid for interest	$47,285	$45,702
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Dividend on Series B	$15,000	$15,000
Common shares issued with convertible debt	$-	$202,275
Debt discount from issuance of new promissory notes	$104,250	$93,700
Common stock issued for settlement of liability for consulting agreement	$-	$447,278
Debt discount created from warrants embedded in financing	$-	$159,664
Common shares issued for services	$15,000	-

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

During the three months ended March 31, 2023, six twenty funded an additional $176,220 and repaid in cash $111,594 the remaining balance of one of the Diagonal notes (See note 7). The Company paid $13,600 in cash towards the non-convertible promissory note.

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

NOTE 12 – STOCKHOLDERS’ DEFICIT

The Company’s equity at March 31, 2023 consisted of 150,000,000 authorized common shares and 2,000,000 authorized preferred shares, both with a par value of $0.001 per share. As of March 31, 2023, there were 64,676,587 shares issued and 61,676,587 shares outstanding. As of December 31, 2022, there were 43,499,423 shares issued outstanding.

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

Dated:	July 20, 2023	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

