Form 10-Q
period 2023-06-30
International Land Alliance Inc.
filed 2023-08-21
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, the registrant had 64,943,897 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$52,038	$49,374
Accounts receivable	1,674,351	-
Prepaid and other current assets	8,835	49,198
Total current assets	1,735,224	98,572

Other non-current assets	49,711	-
Land	1,387,065	203,419
Buildings, net	1,841,991	863,745
Furniture and equipment, net	8,269	1,877
Total assets	$5,022,260	$1,167,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,427,736	$675,202
Accounts payable and accrued liabilities related parties	343,728	189,266
Deferred revenue	9,558,366	-
Accrued interest	639,414	352,884
Accrued interest related party	205,033	132,841
Contract liability	93,382	85,407
Deposits	20,500	20,500
Derivative liability	626,792	531,527
Convertible notes, net of debt discounts	583,678	558,657
Convertible note RCVD acquisition and accrued interest	8,900,000	-
Promissory notes, net of debt discounts	1,889,762	1,885,616
Promissory notes, net discounts – Related Parties	1,599,824	1,286,695
Other loans	6,579,842	-
Total current liabilities	32,468,056	5,718,595

Promissory notes, net of current portion	-	-

Total liabilities	32,468,056	5,718,595

Commitments and Contingencies (Note 10)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500
Preferred Stock Series C (Temporary Equity)	310,000	-
Total Temporary Equity	603,500	293,500

Stockholders’ Deficit

Preferred stock; $0.001 par value; 2,010,000 shares authorized; 28,000 Series A shares issued and outstanding as of June 30, 2023 and December 31, 2022	28	28
1,000 Series B shares issued and outstanding as of June 30, 2023 and December 31, 2022	1	1
3,100 Series C shares issued and outstanding as of June 30, 2023 and 0 shares issued and outstanding as of December 31, 2022.	3	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 64,943,897 and 61,943,897 shares issued and outstanding as of June 30, 2023, respectively, and 43,499,423 shares issued and outstanding as of December 31, 2022.	64,944	43,500
Additional paid-in capital	36,281	20,233,446
Treasury stock (3,000,000 shares as of June 30, 2023)	(300,000)	-
Accumulated deficit	(27,850,553)	(25,121,457)
Total stockholders’ deficit	(28,049,295)	(4,844,482)

Total liabilities and stockholders’ deficit	$5,022,260	$1,167,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net revenues and lease income	$485,580	$16,973	$726,512	$33,946

Cost of revenues	999	-	4,000	-

Gross profit	484,581	16,973	722,512	33,946

Operating expenses
Sales and marketing	28,175	772,405	288,259	802,683
Impairment loss	-	-	245,674	-
General and administrative expenses	699,597	739,801	1,309,777	2,073,747
Total operating expenses	727,772	1,512,206	1,843,710	2,876,430

Loss from operations	(243,191)	(1,495,233)	(1,121,198)	(2,842,484)

Other income (expense)
Loss from debt extinguishment	-	-	(49,329)	-
Change in fair value derivative liability	295,901		(101,777)
loss from equity-method investment	-	(140,989	-	(182,093)
Interest income	-	536	-	536
Interest expense	(431,369)	(224,821)	(1,014,916)	(329,188)
Total other expense	(135,468)	(365,274)	(1,166,022)	(510,745)

Net loss	$(378,660)	$(1,860,507)	$(2,287,221)	$(3,353,229)

Preferred stock dividends	60,003	15,000	75,003	30,000

Net loss applicable to common shareholders	$(438,663)	$(1,935,510)	$(2,302,221)	$(3,383,229)

Loss per common share - basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.10)

Weighted average common shares outstanding - basic and diluted	61,929,046	35,452,918	63,973,603	34,164,313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

Activity for the Three and Six Months Ended June 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2022	28,000	$28	1,000	$1	-	-	43,499,423	$43,500	-	$20,233,446	$(25,121,457)	$(4,844,482)
Common shares issued from related party acquisition	-	-	-	-	-	-	20,000,000	20,000	-	1,780,000	-	1,800,000
Fair value common shares warrants issued from related party acquisition	-	-	-	-	-	-	-	-	-	2,674,976	-	2,674,976
Deemed dividend from related party acquisition	-	-	-	-	-	-	-	-	-	(24,913,097)	(441,875)	(25,354,972)
Reciprocal interest in business acquisition	-	-	-	-	-	-	-		(300,000)	-	-	(300,000)
Common stock issued from debt conversion	-	-	-	-	-	-	1,077,164	1,077	-	146,728	-	147,805
Common stock issued for consulting services	-	-	-	-	-	-	100,000	100	-	14,900	-	15,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	78,047	-	78,047
Dividend on Series B Preferred	-	-	-	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,908,561)	(1,908,561)
Balance, March 31, 2023	28,000	$28	1,000	$1	-	-	64,676,587	$64,677	$(300,000)	$-	$(27,471,893)	$(27,707,187)

Common stock issued for warrant exercise	-	-	-	-	-	-	267,310	267	-	(267)	-	-
Warrants issued pursuant to Series C Preferred Stock	-	-	-	-	-	-	-	-	-	18,504	-	18,504
Stock-based compensation	-	-	-	-	-	-	-	-	-	78,047	-	78,047
Series C Preferred Stock issued for cash	-	-	-	-	3,100	3	-	-	-	-	-	3,100
Dividend on Series B Preferred	-	-	-	-	-	-	-	-	-	(60,003)	-	(60,003)
Net loss	-	-	-	-	-	-	-	-	-	-	(378,660)	(378,660)
Balance, June 30, 2023	28,000	$28	1,000	$1	3,100	3	64,676,587	$64,677	$(300,000)	$36,281	$(27,850,553)	$(28,049,295)

Activity for the Three and Six Months Ended June 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	28,000	$28	1,000	$1	31,849,327	$31,850	$15,760,772	$(14,703,818)	$1,088,833
Common shares issued pursuant to promissory notes	-	-	-	-	450,000	450	201,825	-	202,275
Common stock issued for option exercise	-	-	-	-	600,000	600	-	-	600
Common stock issued for consulting services	-	-	-	-	814,714	815	446,463	-	447,278
Stock-based compensation	-	-	-	-	-	-	871,688	-	871,688
Warrants issued in connection with debt financing	-	-	-	-	-	-	159,664	-	159,664
Dividend on Series B Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	(1,492,722)	(1,492,722)
Balance, March 31, 2022	28,000	$28	1,000	$1	33,714,041	$33,715	$17,425,412	$(16,196,540)	$1,262,616

Common stock issued with Finders’ Fee agreement	-	-	-	-	88,988	89	40,401	-	40,490
Common stock issued for option exercise	-	-	-	-	700,000	700	-	-	700
Common stock issued for consulting services	-	-	-	-	1,635,000	1,635	728,250	-	729,885
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Stock-based compensation	-	-	-	-	-	-	410,288	-	410,288
Net loss	-	-	-	-	-	-	-	(1,860,507)	(1,860,507)
Balance, June 30, 2022	28,000	$28	1,000	$1	36,138,029	$36,139	$18,589,351	$(18,057,047)	$568,472

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2023		June 30, 2022

Cash Flows from Operating Activities
Net loss		$(2,287,221)	$(3,353,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation		174,598	1,281,976
Impairment loss		245,674	-
Fair value equity securities issued for services		15,000	1,177,163
Loss on debt extinguishment		49,329	-
Depreciation and amortization		59,494	26,472
Loss from equity-method investment		-	182,093
Amortization of debt discount		203,607	144,935
Excess Fair Value of derivative		36,062	-
Change in fair value of derivative liability		101,777	-
Changes in operating assets and liabilities
Accounts Receivable		51,666	(13,199)
Prepaid and other current assets		40,363	48,993
Other non-current assets		(7,138)	-
Accounts payable and accrued liabilities		694	(25,219)
Accounts payable and accrued liabilities related parties		154,462	-
Deferred revenue		281,746	-
Accrued interest		498,803	-
Accrued interest on note receivable		-	(3,946)
Contract liability		92,595	203,770
Net cash used in operating activities		(288,488)	(330,191)

Cash Flows from Investing Activities
Cash acquired from RCVD acquisition		321,919	-
Additional expenditures on land		(250,596)	-
Building and Construction in Progress payments		(179,700)	(316,335)
Net cash used in investing activities		(108,377)	(316,335)

Cash Flows from Financing Activities
Common stock issued from options exercise			1,300
Series C Preferred Stock issued for cash		250,000	-
Cash payments on promissory notes- related party		(228,190)	(192,244)
Cash payments on promissory notes		(91,513)	(51,128)
Cash proceeds from convertible notes		100,000	522,500
Cash proceeds other loans		25,052	-
Cash proceeds from promissory notes- related party		344,180	315,042
Net cash provided by financing activities		399,529	595,470

Net increase (decrease) in Cash		2,664	(51,056)

Cash, beginning of period		49,374	56,590

Cash, end of period		$52,038	$5,534

Supplemental disclosure of cash flow information
Cash paid for interest		$47,285	$75,858
Cash paid for income tax		$-	$-

Non-Cash investing and financing transactions
Dividend on Series B		$15,000	$30,000
Dividend on Series C		$60,003	$-
Common shares issued with convertible debt		$-	$202,275
Common stock issued for finder’s fee agreement	$		$40,490
Debt discount from issuance of new promissory notes		$104,250	$93,700
Debt discount created from warrants embedded in financing		$-	$159,664
Corporate expenses paid by related party note	$		$28,665
Common shares issued for services		$15,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

June 30, 2023

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the audited financial statements and notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on July 6, 2023.

Liquidity and Going Concern

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of June 30, 2023, the Company’s current liabilities exceeded its current assets by approximately $30.7 million. The Company has recorded a net loss of $2.3 million for the six months ended June 30, 2023, has an accumulated deficit of approximately $27.9 million as of June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to raise additional capital through the issuance of debt instruments and equity to fund its ongoing operations, which may have the effect of potentially diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales and house construction. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to June 30, 2023. The direct impact of these conditions is not fully known.

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

ILA Fund includes cash as its only assets with minimal expenses as of June 30, 2023. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of June 30, 2023. As of June 30, 2023, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations. All intercompany balances and transactions are eliminated in consolidation.

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

Investments - Equity Method

The Company accounts for equity method investments at cost, adjusted for the Company’s share of the investee’s earnings or losses, which are reflected in the consolidated statements of operations. The Company periodically reviews the investments for other than temporary declines in fair value below cost and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As of December 31, 2022, management believes the carrying value of its equity method investments was recoverable in all material respects. On January 3, 2023, the Company acquired a controlling financial interest in its previous equity method investment, which resulted in the consolidation pursuant to ASC 805 Business Combinations of such entity on the effective date.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include:

■	Liability for legal contingencies.

■	Useful life of buildings.
■	Assumptions used in valuing equity instruments.
■	Deferred income taxes and related valuation allowances.
■	Going concern.
■	Assessment of long-lived assets for impairment.
■	Significant influence or control over the Company’s investee.
■	Revenue recognition.

Segment Reporting

The Company operates as one reportable segment under ASC 280, Segment Reporting. The Chief Operating Decision Maker (“CODM”) regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performances.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023, and December 31, 2022, respectively.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of June 30, 2023:

	Fair Value Measurements at June 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$626,792	$626,792
Total	$-	$-	$626,792	$626,792

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023:

Derivative
Liability
Balance December 31, 2022	$531,527

New derivative from convertible notes	136,062
Settlement by debt extinguishment	(142,574)
Change in estimated fair value	397,678
Balance March 31, 2023	$922,693
Change in estimated fair value	(295,901)
Balance June 30, 2023	$626,792

Derivative Liability

As of June 30, 2023, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For the Three and Six Months Ending June 30,
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

Land Held for Sale

The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition and (3) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its’ carrying value or its estimated net realizable value. The Company fully impaired of the land held for sale as of June 30, 2023.

Land and Buildings

Land and buildings are stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets. Buildings will have an estimated useful life of 20 years. Land is an indefinite lived asset that is stated at fair value at date of acquisition.

Construction in progress (“CIP”)

A CIP asset reflects the cost of construction work undertaken, but not yet completed on land not currently owned by the Company. For construction in progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the assets should be reclassified as building, building improvement, infrastructure or land improvement and should be capitalized and depreciated. The land is currently owned by companies controlled by our Chief Executive Officer. The Company fully impaired the construction in progress on land currently owned by the Companies controlled by our Chief Executive Officer due to the uncertainty in title transfer as of June 30, 2023.

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

The Company recognized approximately $485,580 and $726,512, respectively, of net revenue during the three and six months ended June 30, 2023.

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $28,175 and $772,405 for the three months ended June 30, 2023, and 2022, respectively. For the six months ended June 30, 2023 and 2022, the total advertising costs amounted to $288,259 and $802,683, respectively

Debt issuance costs and debt discounts

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

Stock Options Plan – 2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 equity incentive Plan (the “2019 Plan”). In order for the 2019 plan to grant “qualified stock options” to employees, it requires approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholders’ approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock under the Plan. The Company has a total of 2,150,000 options issued and outstanding under the 2019 Plan as of June 30, 2023. The Company did not issue any stock options during the three and six months ended June 30, 2023.

Stock Options Plan – 2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the Company’s authorized common stock for issuance under the 2020 equity plan. The 2020 Equity Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has a total of 1,700,000 options issued and outstanding under the 2020 plan as of June 30, 2023.

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

The Company did not issue any stock options during the three and six months ended June 30, 2023. The Company has a total of 2,150,000 options issued and outstanding under the 2022 Plan as of June 30, 2023

Income Taxes

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

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022

Options	6,000,000	3,850,000
Warrants	38,107,500	3,867,500
Total potentially dilutive shares	44,107,500	7,717,500

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2023.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during the three and six months ended June 30, 2023.

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

During the three and six months ended June 30, 2023, the Company did not enter into any new contract to sell plots of land.

On September 29, 2021, the Company entered into a house construction contract for total consideration of $99,000, of which $43,967 was funded as of December 31, 2022, and presented under Contract Liability in the consolidated balance sheets. The Company has not received any payments during the three months ended March 31, 2023.

During the year ended December 31, 2021, the Company sold three (3) lots to an affiliate of a related party of the Company for a total purchase price of $120,000, of which $61,440 was funded as of December 31, 2022. The Company has not received any payments during the three and six months ended June 30, 2023.

The remaining unpaid amount owed to the Company was $58,560 as of June 30, 2023, and December 31, 2022.

NOTE 4 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of June 30, 2023, and December 31, 2022:

	Useful life	June 30, 2023	December 31, 2022
Land – Emerald Grove		$203,419	$203,419

Land – Rancho Costa Verde Development		$1,183,646	$-

Furniture & equipment, net	5 years	$8,269	$1,877

Building	20 years	2,591,421	1,048,138
Less: Accumulated depreciation		(749,430)	(184,393)

Building, net		$1,841,991	$863,745

Depreciation expense was approximately $29,746 and $13,370 for the three months ended June 30, 2023, and 2022, respectively, and approximately $59,494 and $26,472 for the six months ended June 30, 2023, and 2022, respectively. Pursuant to the acquisition of RCVD, the Company recognized a total fair value of $1,977,182 of land, building and furniture and equipment.

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

There was no activity during the three and six months ended June 30, 2023. The construction contractor is also an entity controlled by our Chief Executive Officer. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino was $0 as of June 30, 2023 and December 31, 2022. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 during the six months ended June 30, 2023.

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

In November and December 2019, $250,000 was paid to the Company’s Chief Executive Officer, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 as a down payment towards the acquisition of the land from Valdeland. As of June 30, 2023 and December 31, 2022 and 2021, the Company issued 250,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land. The amount was fully impaired during the year ended December 31, 2022.

Valdeland has completed a two-bedroom model home, an enhanced entrance, and interior roads as well as site preparation for four (4) new homes adjacent to the model home. It has commenced construction on four residential lots following the payment of the required minimum deposits from buyers.

The Company funded the construction by an additional $179,700 during the six months months ended June 30, 2023. Valdeland is the construction contractor is also an entity controlled and owned by Roberto Valdes.

The balance of construction in process for Plaza Bajamar totaled $0 as of June 30, 2023 and December 31, 2022. During the six months ended June 30, 2023, the Company fully impaired the accumulated costs related to Plaza Bajamar, due to the uncertainty pertaining to title transfer for a total amount of $179,700, which is presented under impairment loss in the consolidated statement of operations for the six months ended June 30, 2023.

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

As of June 30, 2023, Valdeland sold six (6) house constructions on residential lots for estimated price of $1.5 million, of which $0.5 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheet as of June 30, 2023. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Chief Executive Officer – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with its Chief Executive Officer.

The Company has not paid any salary to its Chief Executive Officer for the three and six months ended June 30, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the three and six months ended June 30, 2023. The balance owed is $66,846 and $33,038 as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, the Company funded an aggregate amount of 1.4 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by the Company’s Chief Executive Officer. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by the Chief Executive Officer (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”).

During the six months ended June 30, 2023, the Company funded an aggregate amount of approximately $251,000 to the construction companies owned by the Company’s Chief Executive Officer for the two projects in Ensenada, Baja California. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2023. The properties at Valle Divino and Plaza Bajamar have executed promise to purchase agreements between the Company and Roberto Valdes, which require the transfer of titles of the land free of liens and encumbrances to the Company. There can be no assurance as to what and if any profit might have been received by our Chief Operating Officer, in his separate company as a result of these transactions.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 and $33,800, respectively, of stock-based compensation related to these stock options during the three and six months ended June 30, 2023.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with its Chief Financial Officer.

The Company has not paid any salary to its Chief Financial Officer for the three and six months ended June 30, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the six months ended June 30, 2023. The balance owed is $66,846 and $33,038 as of June 30, 2023 and December 31, 2022, respectively.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 and $33,800, respectively, of stock-based compensation related to these stock options during the three and six months ended June 30, 2023.

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

The Company has not paid any salary to its President for the three and six months ended June 30, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the six months ended June 30, 2023. The balance owed is $66,846 and $33,038 as of June 30, 2023, and December 31, 2022, respectively.

Frank Ingrande is the co-founder and owner of 33% of the Company’s equity-method investee RCVD. During the six months ended June 30, 2023, the Company acquired the remaining 75% interest in RCVD, which became the Company wholly owned subsidiary as of June 30, 2023 (note 9).

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 and $33,800, respectively, of stock-based compensation related to these stock options during the three and six months ended June 30, 2023.

NOTE 6 – PROMISSORY NOTES

Promissory notes consisted of the following at June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022

Cash Call note payable, due August 2020 – past maturity	$24,785	$24,785
Elder note payable, 10% interest, due March 2020 – past maturity	1,500	1,500
Elder note Payable, 15% interest, due March 2021- past maturity	76,477	76,477
Redwood Trust note payable, 12% interest, due February 2023	1,787,000	1,787,000
Total Notes Payable	$1,889,762	$1,889,762
Less discounts	-	(4,146)

Total Promissory notes, net of discount	1,889,762	1,885,616

Less current portion	(1,889,762)	(1,885,616)

Total Promissory notes, net of discount - long term	$-	$-

Interest expense related to the amortization of the associated debt discount for the three months ended June 30, 2023 and 2022, was $4,146 and $0, respectively, and $8,292 and $0, respectively for the six months ended June 30, 2023 and 2022.

Redwood Trust

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees. There has been no activity during the three and six months ended June 30, 2023. The Company incurred $107,220 of interest expense and paid $0 of interest during the six months ended June 30, 2023. Accrued interest was $180,260 and $73,040 as of June 30, 2023 and December 31, 2022, respectively.

On June 27, 2023, the Company, through Emerald Grove Estates, LLC, its wholly owned company, executed a modification agreement, under which the maturity date was extended to January 1, 2024, and the payment of all unpaid interest, late fees, charges for a total amount of $236,116.

Cash Call, Inc. – In default

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on August 1, 2020. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of June 30, 2023 and December 31, 2022. There was no activity during the three and six months ended June 30, 2023.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. No payment was made under this settlement agreement.

As of June 30, 2023 and December 31, 2022, the remaining principal balance was $24,785. The Company has not incurred any interest expense related to this promissory note during the three and six months ended June 30, 2023 due to the agreed upon settlement amount.

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

There was no activity during the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the remaining principal balance was $76,477.

The Company incurred approximately $5,871 and $5,790 of interest during the six months ended June 30, 2023 and 2022, respectively. Accrued interest was $30,053 and $24,182 as of June 30, 2023 and December 31, respectively.

The Company also has a balance of $347,290 owed and currently recorded and presented as accounts receivable in the consolidated balance sheet as of June 30, 2023 and December 31, 2022. The Company fully impaired the remaining balance of its receivable as of June 30, 2023 and December 31, 2022, due to uncertainty pertaining to the capacity to pay of the Company’s debtor.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

1800 Diagonal convertible note #1, 9% interest, due July 2023	-	85,000
1800 Diagonal convertible note#2, 9% interest, due September 2023	-	64,250
1800 Diagonal convertible note #3, 9% interest, due October 2023	42,773	122,488
1800 Diagonal convertible note #4, 9% interest, due March 2024	104,250	-
Mast Hill convertible note, 12% interest, due March 2023 (in default)	250,000	250,000
Blue Lake convertible note, 12% interest, due March 2023 (in default)	250,000	250,000
International Real Estate Development, 5% interest, due March 2024	8,900,000	-
Total convertible notes	$9,547,023	$771,738
Less discounts	(63,345)	(213,081)

Total convertible notes, net of discount	9,483,678	558,657

Less current portion	(9,483,678)	(558,657)

Total convertible notes, net of discount - long term	$-	$-

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

During the six months ended June 30, 2023, the Company converted approximately $81,730 of interest and default premium into 834,760 shares of common stock.

The principal balance owed to Mast Hill Fund was $250,000 as of June 30, 2023 and December 31, 2022. The Company incurred approximately $13,200 of interest during the six months ended June 30, 2023. Accrued interest totaled approximately $25,180 and $23,700 as of June 30, 2023 and December 31, 2022.

The Company is in default as the Company (i) consummated a variable rate transaction with another lender and (ii) failed to make the required installment payment as required under the terms of the agreement. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

As of June 30, 2023 and December 31, 2022, the default penalty was $0 and $68,426, respectively. During the six months ended June 30, 2023, the Company recognized an additional $1,615 of default penalty for a total amount of $70,000, which was fully converted into shares of common stock during the six months ended June 30, 2023.

The Company initially recognized $219,832 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The Company amortized $50,742 through interest expenses during the six months ended June 30, 2023.

The balance of the unamortized debt discount was $0 and $50,742 as of June 30, 2023 and December 31, 2022.

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

The principal balance owed to Blue Lake was $250,000 as of June 30, 2023 and December 31, 2022. The Company incurred approximately $13,400 of interest during the six months ended June 30, 2023. Accrued interest totaled approximately $36,740 and $23,400 as of June 30, 2023 and December 31, 2022.

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

As of June 30, 2023 and December 31, 2022, the Company accrued $68,344 as default penalty, which is presented in accounts payable and accrued interest in the consolidated balance sheet.

The Company initially recognized $219,607 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The Company amortized $53,097 through interest expenses during the six months ended June 30, 2023.

The balance of the unamortized debt discount was $0 and $53,097 as of June 30, 2023 and December 31, 2022.

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

During the six months ended June 30, 2023, the Company converted $15,000 of principal into 242,404 shares of common stock. The Company repaid $111,594 from a related party note (note 8) for the outstanding principal and accrued interest and default interest.

The principal balance of Diagonal note #1was $0 and $85,000 as of June 30, 2023 and December 31, 2022. The Company incurred approximately $37,900 of interest expenses during the six months ended June 30, 2023. Accrued interest was $0 and $3,700 as of June 30, 2023 and December 31, 2022.

The Company initially recognized $4,250 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $1,060 through interest expenses during the six months ended June 30, 2023. The balance of the unamortized debt discount was $0 and $2,479 as of June 30, 2023 and December 31, 2022.

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

The principal balance owed to Diagonal was $0 and $64,250 as of June 30, 2023 and December 31, 2022. The Company incurred approximately $16,620 of interest expenses during the six months ended June 30, 2023. Accrued interest was $0 and $1,900 as of June 30, 2023 and December 31, 2022. The Company reversed $27,019 as part of the debt extinguishment following extinguishment of the debt.

The Company amortized $16,200 of debt discount through interest expenses during the six months ended June 30, 2023. The balance of the unamortized debt discount was $0 and $42,876 as of June 30, 2023 and December 31, 2022.

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

During the six months ended June 30, 2023, the Company repaid $5,691 of interest and repaid $79,715 of principal.

The Company initially recognized $19,494 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $9,747 through interest expenses during the six months ended June 30, 2023. The balance of the unamortized debt discount was $5,686 and $15,433 as of June 30, 2023 and December 31, 2022.

The balance of the Diagonal note #3 was $42,773 and $122,488 as of June 30, 2023 and December 31, 2022, respectively. Diagonal #3 is current as the Company paid all the required monthly installments.

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

The Company incurred $222,500 of interest during the six months ended June 30, 2023. Accrued interest was $222,500 as of June 30, 2023. The balance was $8,900,000 as of June 30, 2023.

NOTE 8 – PROMISSORY NOTES – RELATED PARTY

Related party promissory notes consisted of the following at March 31, 2023+, and December 31, 2021:

	March 31, 2023	December 31, 2022
RAS Real Estate LLC – Past maturity	$237,289	$249,589
Six-Twenty Management LLC – On demand	1,270,906	960,746
Frank Ingrande	13,446	-
Lisa Landau – On demand	78,183	76,359
Total On demand notes, net of discount	$1,599,824	$1,286,694

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

During the six months ended June 30, 2023, six twenty funded an additional $385,875 and repaid in cash $75,715 the remaining balance of one of the Diagonal notes (See note 7). The Company paid $13,600 in cash towards the non-convertible promissory note.

As of June 30, 2023 and December 31, 2022, the principal balance owed to Six-Twenty was $1,270,906 and $960,746, respectively.

The Company incurred approximately $50,836 and $48,700 of interest expense during the six months ended June 30, 2023 and 2022, respectively. Accrued interest was $137,801 and $86,965 as of June 30, 2023 and December 31, 2022, respectively. Refer to note 5 for disclosures on related party.

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

During the six months ended June 30, 2023, the Company paid $12,300 towards the promissory note. The outstanding balance is $237,289 and $249,589 as of June 30, 2023, and December 31, 2022, respectively.

During the six months ended June 30, 2023, the Company incurred $21,356 in interest based on the default coupon rate of 18%. As of June 30, 2023, and December 31, 2022, the accrued interest balance owed to RAS, LLC was $67,232 and $45,876, respectively.

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. During the six months ended June 30, 2023, Lisa Landau advanced $71,000 to the Company for general corporate expenses and paid directly $71,000 towards one of the Diagonal convertible notes. The Company repaid $140,175 in cash during the six months ended June 30, 2023.

The principal balance was $78,184 and $76,359 as of March 31, 2023 and December 31, 2022, respectively. The advances are on demand but do not carry any interest.

NOTE 9 – BUSINESS ACQUISITION WITH RELATED PARTY

On January 3, 2023, the Company executed a securities purchase agreement with International Real Estate Development, LLC (“IRED”“ or the “seller”), a related party, for the purchase of the remaining seventy five percent (75%) of the issued and outstanding membership interest in Rancho Costa Verde Development, LLC (“RCVD”) for a total consideration of $13.4 million. The Company’s President and director was the owner of one third of the issued and outstanding interest in International Real Estate Development LLC.

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

The secured convertible promissory note has a principal amount of $8,900,000 and is payable in quarterly installments of $2,225,000, carries a five percent (5%) coupon with a maturity date of March 31, 2024. The note carries a default coupon of twelve percent (12%) on the unpaid principal after the maturity date. The note includes standard events of default, which will result in the principal and accrued interest to be payable immediately. The note is convertible at any time commencing on April 1, 2023, at the option of the holder, into shares of common stock of the company at a 10% discount to market. The note may be prepaid at any time without penalties. The Company has not made the first installment by June 30, 2023, but the Company obtained a default waiver from IRED. The Company incurred approximately $222,500 of interest during the six months ending June 30, 2023 (note 7).

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

	For the Six Months Ending June 30,
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

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 250,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of June 30, 2023 and December 31, 2022, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $995,747 has been paid, leaving a firm commitment of approximately $560,250 as of June 30, 2023.

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

The Company fully impaired the carrying balance of its account receivable owed by IntegraGreen as of June 30, 2023 and December 31, 2022.

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. Contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of June 30, 2023 and December 31, 2022.

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

NOTE 12 – STOCKHOLDERS’ DEFICIT

The Company’s equity at June 30, 2023 consisted of 150,000,000 authorized common shares and 2,010,000 authorized preferred shares, all with a par value of $0.001 per share. As of June 30, 2023, there were 64,943,897 shares issued and 61,943,897 shares outstanding. As of December 31, 2022, there were 43,499,423 shares issued outstanding.

As of June 30, 2023, and December 31, 2022, there were 28,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock were issued and outstanding, respectively, and 3,100 shares of Series C Preferred Stock were issued and outstanding as of June 30, 2023.

Equity Incentive Plans

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The 2022 Plan was never approved by the stockholders. Therefore, any options granted under the 2022 Plan prior to stockholder approval will be “non-qualified”. The Company granted 2,150,000 options during the year ended December 31, 2022. There was no activity during the six months ended June 30, 2023. The Company has 2,150,000 options issued and outstanding under the 2022 Plan as of June 30, 2023.

2020 Equity Incentive Plan

The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Equity Plan. There was no activity during the six months ended June 30, 2023. The Company has 1,700,000 options issued and outstanding under the 2020 Plan as of June 30, 2023 and December 31, 2022.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the six months ended June 30, 2023. The Company has 2,150,000 options issued and outstanding under the 2019 Plan as of June 30, 2023 and December 31, 2022.

All shares of common stock issued during the three and nine months ended September 30, 2022, and 2021, were unregistered.

Activity during the six months ended June 30, 2023

During the six months ended June 30, 2023, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for a total fair value of approximately $15,000.

During the six months ended June 30, 2023, the Company issued 20,000,000 shares of common stock pursuant to a business acquisition with a fair value of 1,800,000.

During the six months ended June 30, 2023, the Company issued 1,077,164 shares of common stock pursuant to the conversion of convertible notes.

During the six months ended June 30, 2023, the Company issued 267,310 shares of common stock pursuant to a cashless exercise of warrants.

Activity during the three months ended June 30, 2022

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

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized $15,000 of dividend on Series B during the six months ended June 30, 2023 and 2022, aggregating the total accrual to $205,000 and $190,000 as of June 30, 2023 and December 31, 2022, respectively. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

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

The Company did not issue any shares of preferred stock during the six months ended June 30, 2023.

On June 2, 2023, the Company authorized and issued 10,000 and 3,100 shares, respectively, of Series C Preferred Stock (“Series C”) to Bigger Capital Fund, LP in a private equity offering for $310,000. Management determined that the Series C should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of June 30, 2023, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of June 30, 2023, Management recorded the value attributable to the Series C of $310,000 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature. The Company recognized such BCF as a discount on the convertible preferred stock. The discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend. The holder can convert the Series C into shares of common stock at a variable discount to the market price.

The terms and conditions of the Series C include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series C. The Company has recognized $60,003 of dividend on Series C during the six months ended June 30, 2023 and 2022, aggregating the total accrual to $60,003 as of June 30, 2023. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by8% per annum upon each occurrence of an event of default.

Concurrently with this SPA, the Company entered into a Warrant Inducement Agreement (“Inducement”). Previously, on July 26, 2021, the Company entered into a Warrant Purchase Agreement with Bigger Capital Fund, LP where the Company issued common stock purchase warrants at an exercise price of $0.68 (the “Existing Warrants”). As further consideration for Bigger Capital Fund, LP agreeing to enter in the Series C Preferred Stock Securities Purchase Agreement (the “New Purchase Agreement”), the Company offered an additional 1,240,000 Warrant Shares, and (b) a reduction of the exercise price of the Existing Warrants to $0.07 per Warrant Share. As such, upon accepting this offer, the terms to the Existing Warrant issued pursuant to the Inducement have been amended and restated to refer to 2,740,000 Warrant Shares in the aggregate and all Existing Warrants issued pursuant to the Inducement shall will have an updated exercise price per share of $0.07. As such, the Company has recorded share-based compensation expenses of $18,504 related to the additional warrants issued during the six months ended June 30, 2023.

Warrants

A summary of the Company’s warrant activity during the six months ended June 30, 2023, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2022	3,867,500	$0.71	4.11
Granted	34,740,000	0.10	4.75
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at June 30, 2023	38,607,500	$0.16	4.42

Exercisable at June 30, 2023	38,607,500

During the six months ended June 30, 2023, the Company issued 33,000,000 warrants, convertible into an equivalent number of shares of common stock, following the acquisition of Rancho Costa Verde Development, LLC (See note 9).

As noted above, during the six months ended June 30, 2023, the Company issued 1,740,000 additional warrants, convertible into an equivalent number of shares of common stock, following the issuance of the Series C Preferred Stock private offering.

The aggregate intrinsic value as of June 30, 2023, and December 31, 2022, was $0.

Options

A summary of the Company’s option activity during the six months ended June 30, 2023, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Options	Average Exercise Price	Term (Year)
Outstanding at December 31, 2022	6,000,000	$0.34	3.88
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at June 30, 2023	6,000,000	$0.34	3.39

Exercisable at June 30, 2023	5,328,126

Options outstanding as of June 30, 2023, and December 31, 2022, had aggregate intrinsic value of $0.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto.

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

There has been no activity during the six months ended June 30, 2023.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity. There has been no activity during the six months ended June 30, 2023.

■	Plaza Bajamar Resort s an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCVD in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was initially recorded as an equity-method investment in the Company’s condensed consolidated financial statements. On January 3, 2023, the Company acquired the remaining 75% membership interest in RCVD for a contractual consideration of $13.5 million, paid through $8,900,000 secured convertible note, 20,000,000 shares of common stock and 33,000,000 common stock warrants. Such transaction was recorded pursuant to ASC 805 Business Combinations.

Summary of key operational and financial events:

■	During the six months ended June 30, 2023, the Company collected an aggregate amount of $312,175 from house construction at the Plaza Bajamar project, which was initially recorded and presented as contract liability in the consolidated balance sheets. However, the Company offset the balance with the additional cash funded for the construction of amenities at Bajamar, with the net balance presented as impairment loss in the consolidated statement of operations for the six months ended June 30, 2023.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our fiscal year 2023, as we continue to follow the necessary steps to complete this legal process. However, there is no assurance that such transfer of title will occur on above timeframe or at all.

Results of Operations for the Three Months Ended June 30, 2023, compared to the Three Months Ended June 30, 2022

	For the three months ended
	June 30, 2023	June 30, 2022
Revenue, net	$485,580	$16,973

Cost of revenue	999	-

Gross profit	484,581	16,973

Operating expenses
Sales and marketing	28,175	772,405
General and administrative expenses	699,897	739,801
Total operating expenses	727,772	1,512,206

Loss from operations	(243,191)	(1,495,233)

Other income (expense)
Other income	-	536
Income (loss) from equity-method investment	-	(140,989)
Change in fair value of derivative	295,901	-
Interest expense	(431,369)	(224,821)
Total other expense	(135,468)	(365,274)

Net loss	$(378,660)	$(1,860,507)

Revenue

Revenue increased by $468,607 to $485,580 for the three months ended June 30, 2023, from $16,973 for the three months ended June 30, 2022. The revenue recognized during the three months ended June 30, 2023 includes real estate sales, interest from financed sales, financing fees, and components of home construction.

Cost of revenue

Cost of revenue increased by $999 to $999 for the three months ended June 30, 2023, from $0 for the three months ended June 30, 2022. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Operating Expenses

Operating expenses decreased by $784,434 to $727,772 for the three months ended June 30, 2023, from $1,512,206 for the three months ended June 30, 2022.

Sales and marketing costs decreased by $744,230, to $28,175 in the three months ended June 30, 2023, from $772,405 in the three months ended June 30, 2022. Such decrease mainly relates to the reduced marketing efforts incurred by RCVD and ILAL during the three months ended June 30, 2023 as the Company was in process of raising additional capital. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation.

General and administrative costs slightly decreased by $40,204 in the three months ended June 30, 2023, compared to $739,801 for the three months ended June 30, 2022. General and administrative was slightly decreased for professional fees from the acquisition of RCVD. General and administrative costs mainly include commissions paid attributable to sales.

Other expense

Other expenses decreased by approximately $229,806 to $135,468 in the three months ended June 30, 2023, from $365,274 in the three months ended June 30, 2022.

Such decrease is primarily due to $295,901 change in fair value of the Company’s derivative liability and offset by a $206,548 increase in interest expense, which results from the additional convertible notes that the Company secured during fiscal year 2022 to fund its ongoing operations and the additional convertible note for an aggregate amount of $8,900,000 issued pursuant to the RCVD acquisition.

Net Loss

The Company finished the three months ended June 30, 2023, with a net loss of $378,660, as compared to a net loss of $1,860,507 for the three months ended June 30, 2022. The increase in our net loss resulted from the reasons outlined above.

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

Results of Operations for the Six Months Ended June 30, 2023, compared to the Six Months Ended June 30, 2022

	For the six months ended
	June 30, 2023	June 30, 2022
Revenue, net	$726,512	$33,946

Cost of revenue	4,000	-

Gross profit	722,512	33,946

Operating expenses
Sales and marketing	288,259	802,683
Impairment loss	245,674
General and administrative expenses	1,309,777	2,073,747
Total operating expenses	1,843,710	2,876,430

Loss from operations	(1,121,198)	(2,842,484)

Other income (expense)
Loss from debt extinguishment	(49,329)	-
Loss from equity-method investment	-	(182,093)
Change in fair value of derivative liability	(101,777)	-
Interest income	-	536
Interest expense	(1,014,916)	(329,188)
Total other expense	(1,166,022)	(510,745)

Net loss	$(2,287,221)	$(3,353,229)

Revenue

Revenue increased by $692,566 to $726,512 for the six months ended June 30, 2023, from $33,946 for the three months ended June 30, 2022. The revenue recognized during the six months ended June 30, 2023 includes real estate sales, interest from financed sales, financing fees, and components of home construction,

Cost of revenue

Cost of revenue increased by $4,000 to $4,000 for the six months ended June 30, 2023, from $0 for the six months ended June 30, 2022. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Operating Expenses

Operating expenses decreased by $1,032,720 to $1,843,710 for the six months ended June 30, 2023, from $2,876,430 for the six months ended June 30, 2022.

Sales and marketing costs decreased by $514,424, to $288,259 in the six months ended June 30, 2023, from $802,683 in the six months ended June 30, 2022. Such decrease mainly relates to the reduced marketing efforts incurred by RCVD during the six months ended June 30, 2023 as the Company was in process of raising additional capital. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation.

General and administrative costs decreased by $763,970, to $1,309,777 in the six months ended June 30, 2023, compared to $2,073,747 for the six months ended June 30, 2022. General and administrative was decreased due to a lack of capital compared to prior period as the Company was in process of raising additional funds through June 30, 2023. General and administrative costs are mainly comprised of commissions paid attributable to sales.

Other operating expenses increased by $245,674 which is attributable to an increase in impairment losses recognized on long-lived assets of $245,674 during the six months ended June 30, 2023. There was no impairment loss recognized for the six months ended June 30, 2022.

Other expense

Other expenses increased by approximately $655,277 to $1,166,022 in the six months ended June 30, 2023, from $510,745 in the six months ended June 30, 2022.

Such increase is primarily due to a $685,728 increase in interest expense, which results from the additional convertible notes that the Company secured during fiscal year 2022 to fund its ongoing operations and the additional convertible note for an aggregate amount of $8,900,000 issued pursuant to the RCVD acquisition, an increase of $101,977 in the change in fair value of the Company’s derivative liability and $49,329 related to loss from debt extinguishment.

Net Loss

The Company finished the six months ended June 30, 2023, with a net loss of $2,287,221, as compared to a net loss of $3,353,229 for the six months ended June 30, 2022. The decrease in our net loss resulted from the reasons outlined above.

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

Capital Resources and Liquidity

Cash was $52,038 and $49,400 as of June 30, 2023, and December 31, 2022, respectively. As shown in the accompanying financial statements, we recorded a loss of $2.3 million for the six months ended June 30, 2023. Our working capital deficit as of June 30, 2023, was $30.7 million. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2023, was $288,488 which resulted primarily due to the loss of $2,287,221 offset by non-cash share-based compensation of $174,598, amortization of debt discount of $203,607, depreciation of $59,494, impairment loss of $245,674, loss from debt extinguishment of $49,329, fair value of equity securities issued for services for $15,000, excess fair value of derivative liability for $36,062, change in fair value of derivative liability of $101,777, and net change in assets and liabilities of $1,113,191.

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

Investing Activities

Net cash flows used in investing activities was $108,377 for the six months ended June 30, 2023. The funds were used for the development of the various projects and the purchased house construction at Plaza Bajamar and Valle Divino for $179,700, additional investment for land development for $250,596, and offset by the cash acquired for $321,919 from the acquisition of RCVD.

Net cash flows used in investing activities was $316,335 for the six months ended June 30, 2022. The funds were used for the development of the various projects at Plaza Bajamar and Valle Divino.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2023, was $399,529, primarily from cash proceeds from additional funding from related parties for aggregate amount of $344,180, cash proceeds from convertible note of $100,000, cash proceeds from other loans for $25,052, and cash proceeds from Series C Preferred Stock issuance of $250,000. These were offset by $228,190 repayment of related party advances and $91,513 repayment of convertible notes.

Net cash flows provided by financing activities for the six months ended June 30, 2022, was $595,470 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $522,500, cash proceeds from on-going funding from related party for aggregate amount of $315,042, offset by $192,244 repayment of related party advances, and $51,128 repayment of promissory notes.

As a result of these activities, we experienced an increase in cash of $2,664 for the six months ended June 30, 2023.

Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors or from the sale of our common shares.

Critical Accounting Polices

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on July 6, 2023.

Off-balance Sheet Arrangements

During the period ended June 30, 2023, we have not engaged in any off-balance sheet arrangements.

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

The Company conducted an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2023, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, inadequate controls over maintenance of records, inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process.as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and which the Company determined continued to exist as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2023, the Company issued 100,000 shares of common stock pursuant to a consulting agreement for a total fair value of approximately $15,000.

During the six months ended June 30, 2023, the Company issued 20,000,000 shares of common stock pursuant to a business acquisition with a fair value of 1,800,000.

During the six months ended June 30, 2023, the Company issued 1,077,164 shares of common stock pursuant to the conversion of convertible notes.

During the six months ended June 30, 2023, the Company issued 267,310 shares of common stock pursuant to a cashless exercise of warrants.

On June 2, 2023, the Company issued 3,100 shares of Series C Preferred Stock to Bigger Capital Fund, LP in a private equity offering for $310,000.

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

Dated:	August 21, 2023	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

