Form 10-Q
period 2023-09-30
International Land Alliance Inc.
filed 2023-11-22
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 22, 2023, the registrant had 75,422,570 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$123,117	$49,374
Accounts receivable	1,652,086	-
Prepaid and other current assets	16,815	49,198
Total current assets	1,792,018	98,572

Other non-current assets	50,382	-
Land	1,206,219	203,419
Buildings, net	1,815,040	863,745
Furniture and equipment, net	5,473	1,877
Goodwill	22,359,972	-
Total assets	$27,229,104	$1,167,613

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,637,713	$675,202
Accounts payable and accrued liabilities related parties	326,236	189,266
Deferred revenue	9,351,815	-
Accrued interest	1,645,687	352,884
Accrued interest related party	171,825	132,841
Contract liability	93,382	85,407
Deposits	20,500	20,500
Derivative liability	696,460	531,527
Convertible notes, net of debt discounts	625,210	558,657
Convertible note RCVD acquisition	8,900,000	-
Promissory notes, net of debt discounts	2,294,762	1,885,616
Promissory notes, net discounts – Related Parties	1,491,026	1,286,695
Other loans	6,957,504	-
Total current liabilities	34,212,120	5,718,595

Promissory notes, net of current portion	-	-

Total liabilities	34,212,120	5,718,595

Commitments and Contingencies (Note 10)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500
Preferred Stock Series C (Temporary Equity)	310,000	-
Total Temporary Equity	603,500	293,500

Stockholders’ Deficit

Preferred stock; $0.001 par value; 2,010,000 shares authorized; 28,000 Series A shares issued and outstanding as of September 30, 2023 and December 31, 2022	28	28
1,000 Series B shares issued and outstanding as of September 30, 2023 and December 31, 2022	1	1
3,100 Series C shares issued and outstanding as of September 30, 2023 and 0 shares issued and outstanding as of December 31, 2022.	3	-

Common stock; $0.001 par value; 150,000,000 shares authorized; 75,395,165 and 72,395,165 shares issued and outstanding as of September 30, 2023, respectively, and 43,499,423 shares issued and outstanding as of December 31, 2022.	75,395	43,500
Common stock payable	31,939	-
Additional paid-in capital	26,355,164	20,233,446
Treasury stock (3,000,000 shares as of September 30, 2023)	(300,000)	-
Accumulated deficit	(33,749,046)	(25,121,457)
Total stockholders’ deficit	(7,586,516)	(4,844,482)

Total liabilities and stockholders’ deficit	$27,229,104	$1,167,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net revenues and lease income	$358,129	$16,973	$1,084,641	$50,919

Cost of revenues	296,680	-	300,680	-

Gross profit (loss)	61,449	16,973	783,961	50,919

Operating expenses
Sales and marketing	12,000	100,600	300,259	903,283
Impairment loss	-	-	245,674	-
General and administrative expenses	1,007,030	432,434	2,316,807	2,506,181
Total operating expenses	1,019,030	533,034	2,862,740	3,409,464

Loss from operations	(957,581)	(516,061)	(2,078,779)	(3,358,545)

Other income (expense)
Loss from debt extinguishment	(1,091,117)	-	(1,140,446)	-
Loss on acquisition of RCVD	(2,995,000)	-	(2,995,000)	-
Change in fair value derivative liability	(588,314)	219,069	(690,091)	219,069
Loss from equity-method investment	-	(49,752)	-	(231,845)
Interest income	-	-	-	536
Interest expense	(708,356)	(631,308)	(1,723,273)	(960,496)
Total other expense	(5,382,787)	(461,991)	(6,548,810)	(972,736)

Net loss	$(6,340,368)	$(978,052)	$(8,627,589)	$(4,331,281)

Preferred stock dividends	1,007,822	15,000	1,082,825	45,000

Net loss applicable to common shareholders	$(7,348,190)	$(993,052)	$(9,710,413)	$(4,376,281)

Loss per common share - basic and diluted	$(0.11)	$(0.03)	$(0.16)	$(0.13)

Weighted average common shares outstanding - basic and diluted	64,441,149	36,394,441	62,191,188	34,917,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

Activity for the Three and Nine Months Ended September 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Payable	Deficit	Deficit
Balance, December 31, 2022	28,000	$28	1,000	$1	-	-	43,499,423	$43,500	-	$20,233,446	$-	$(25,121,457)	$(4,844,482)
Common shares issued from related party acquisition	-	-	-	-	-	-	20,000,000	20,000	-	1,780,000	-	-	1,800,000
Fair value common shares warrants issued from related party acquisition	-	-	-	-	-	-	-	-	-	2,674,976	-	-	2,674,976
Deemed dividend from related party acquisition	-	-	-	-	-	-	-	-	-	(24,913,097)	-	(441,875)	(25,354,972)
Reciprocal interest in business acquisition	-	-	-	-	-	-	-		(300,000)	-	-	-	(300,000)
Common stock issued from debt conversion	-	-	-	-	-	-	1,077,164	1,077	-	146,728	-	-	147,805
Common stock issued for consulting services	-	-	-	-	-	-	100,000	100	-	14,900	-	-	15,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	78,047	-	-	78,047
Dividend on Series B Preferred	-	-	-	-	-	-	-	-	-	(15,000)	-	-	(15,000)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,908,561)	(1,908,561)
Balance, March 31, 2023	28,000	$28	1,000	$1	-	-	64,676,587	$64,677	$(300,000)	$-	$-	$(27,471,893)	$(27,707,187)

Common stock issued for warrant exercise	-	-	-	-	-	-	267,310	267	-	(267)	-	-	-
Warrants issued pursuant to Series C Preferred Stock	-	-	-	-	-	-	-	-	-	18,504	-	-	18,504
Stock-based compensation	-	-	-	-	-	-	-	-	-	78,047	-	-	78,047
Series C Preferred Stock issued for cash	-	-	-	-	3,100	3	-	-	-	-	-	-	3,100
Dividend on Series B Preferred	-	-	-	-	-	-	-	-	-	(60,003)	-	-	(60,003)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(378,660)	(378,660)
Balance, June 30, 2023	28,000	$28	1,000	$1	3,100	3	64,676,587	$64,677	$(300,000)	$36,281	$-	$(27,850,553)	$(28,049,295)

Reclassification of deemed dividend from related party transaction	-	-	-	-	-	-	-	-	-	24,913,097	-	441,875	25,354,972
Common shares issued for cash	-	-	-	-	-	-	500,000	500	-	49,500	-	-	50,000
Common shares issued pursuant to promissory notes	-	-	-	-	-	-	-	-	-	-	31,939	-	31,939
Stock-based compensation	-	-	-	-	-	-	-	-	-	78,047	-	-	78,047
Common stock issued for consulting services	-	-	-	-	-	-	2,100,000	2,100	-	134,900	-	-	137,000
Common stock issued from debt conversion	-	-	-	-	-	-	7,851,268	7,851	-	1,527,123	-	-	1,534,974
Warrants issued pursuant to Series C Preferred Stock	-	-	-	-	-	-	-	-	-	105,392	-	-	105,392
Settlement of derivative liability	-	-	-	-	-	-	-	-	-	518,646	-	-	518,646
Dividends on Series B Preferred Stock	-	-	-	-	-	-	-	-	-	(1,007,822)	-	-	(1,007,822)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,340,368)	(6,340,368)
Balance, September 30, 2023	28,000	$28	1,000	$1	3,100	3	75,395,165	$75,395	$(300,000)	$26,355,164	$31,939	$(33,749,046)	$(7,586,516)

Activity for the Three and Nine Months Ended September 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	28,000	$28	1,000	$1	31,849,327	$31,850	$15,760,772	$(14,703,818)	$1,088,833
Common shares issued pursuant to promissory notes	-	-	-	-	450,000	450	201,825	-	202,275
Common stock issued for option exercise	-	-	-	-	600,000	600	-	-	600
Common stock issued for consulting services	-	-	-	-	814,714	815	446,463	-	447,278
Stock-based compensation	-	-	-	-	-	-	871,688	-	871,688
Warrants issued in connection with debt financing	-	-	-	-	-	-	159,664	-	159,664
Dividend on Series B Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	(1,492,722)	(1,492,722)
Balance, March 31, 2022	28,000	$28	1,000	$1	33,714,041	$33,715	$17,425,412	$(16,196,540)	$1,262,616

Common stock issued with Finders’ Fee agreement	-	-	-	-	88,988	89	40,401	-	40,490
Common stock issued for option exercise	-	-	-	-	700,000	700	-	-	700
Common stock issued for consulting services	-	-	-	-	1,635,000	1,635	728,250	-	729,885
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Stock-based compensation	-	-	-	-	-	-	410,288	-	410,288
Net loss	-	-	-	-	-	-	-	(1,860,507)	(1,860,507)
Balance, June 30, 2022	28,000	$28	1,000	$1	36,138,029	$36,139	$18,589,351	$(18,057,047)	$568,472

Common stock issued for consulting services	-	-	-	-	333,336	333	133,001	-	133,334
Dividend on Series Preferred	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	(978,052)	(978,052)
Balance, September 30, 2022	28,000	$28	1,000	$1	36,471,365	36,472	18,707,352	$(19,035,099)	$(291,246)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2023	September 30, 2022

Cash Flows from Operating Activities
Net loss	$(8,627,589)	$(4,331,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	358,037	1,281,976
Impairment loss	245,674	-
Loss on acquisition of RCVD	2,995,000	-
Fair value equity securities issued for services	152,000	1,310,497
Penalty on convertible debt	108,096	-
Loss on debt extinguishment	1,140,446	-
Depreciation and amortization	89,241	39,708
Loss from equity-method investment	-	231,845
Amortization of debt discount	357,376	291,374
Excess Fair Value of derivative	108,465	356,785
Change in fair value of derivative liability	475,114	(219,069)
Changes in operating assets and liabilities
Accounts Receivable	58,764	(25,199)
Prepaid and other current assets	32,383	45,557
Other non-current assets	(7,808)	-
Accounts payable and accrued liabilities	310,182	(235,002)
Accounts payable and accrued liabilities - related parties	136,970	411,305
Deferred revenue	75,195	-
Accrued interest	579,183	-
Accrued interest on note receivable	-	(5,919)
Deposits	-	500
Contract liability	305,909	340,882
Net cash used in operating activities	(1,107,362)	(506,041)

Cash Flows from Investing Activities
Cash acquired from RCVD acquisition	321,920	-
Proceeds from disposal of fixed assets	205,096	-
Additional expenditures on land	(274,846)	-
Building and Construction in Progress payments	(354,070)	(444,535)
Net cash used in investing activities	(101,900)	(444,535)

Cash Flows from Financing Activities
Common stock issued from options exercise	-	1,300
Common stock issued for cash	50,000	-
Series C Preferred Stock issued for cash	250,000	-
Cash payments on promissory notes- related party	(318,359)	(262,596)
Cash payments on promissory notes	(60,000)	(89,474)
Cash proceeds from convertible notes	225,000	663,250
Cash payments on convertible notes	(270,414)	-
Cash proceeds other loans	380,938	-
Cash proceeds from promissory notes	465,000	-
Cash proceeds from promissory notes- related party	560,840	677,347
Net cash provided by financing activities	1,283,005	989,827

Net increase in cash	73,743	39,251

Cash, beginning of period	49,374	56,590

Cash, end of period	$123,117	$95,841

Supplemental disclosure of cash flow information
Cash paid for interest	$276,963	$115,084
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Dividend on Series B	$1,022,822	$45,000
Dividend on Series C	$60,003	$-
Common shares issued with convertible debt	$156,310	$-
Common shares issued with convertible related party	$386,023	$-
Common stock issued for finder’s fee agreement	$-	$40,490
Commitment shares issued with convertible note	$-	$202,275
Debt discount from issuance of new promissory notes	$31,939	$102,200
Debt discount from bifurcated derivative	$100,000	$140,750
Debt discount created from warrants embedded in financing	$-	$159,664
Cashless warrant exercise	$267	$-
Corporate expenses paid by related party note payable	$-	$49,145
Convertible debt exchange for related party note payable	$182,594	$-
Settlement of derivative liability	$518,646	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

September 30, 2023

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the audited financial statements and notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on July 6, 2023.

Liquidity and Going Concern

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of September 30, 2023, the Company’s current liabilities exceeded its current assets by approximately $32.4 million. The Company has recorded a net loss of $8.6 million for the nine months ended September 30, 2023 and has an accumulated deficit of approximately $33.7 million as of September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to raise additional capital through the issuance of debt instruments and equity to fund its ongoing operations, which may have the effect of potentially diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales and house construction. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to September 30, 2023. The direct impact of these conditions is not fully known.

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

ILA Fund includes cash as its only assets with minimal expenses as of September 30, 2023. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of September 30, 2023. As of September 30, 2023, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations. All intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023, and December 31, 2022, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid, and other current assets, accounts payable and accrued liabilities, contracts liability, deposits, promissory notes, net of debt discounts and promissory notes related party, deferred revenue, other notes approximate fair value due to their relatively short maturities. Equity-method investment is recorded at cost, which approximates its fair value since the consideration transferred includes cash and a non-monetary transaction, in the form of the Company’s common stock, which was valued based on a combination of a market and asset approach.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of September 30, 2023:

	Fair Value Measurements at September 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$696,460	$696,460
Total	$-	$-	$696,460	$696,460

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023:

Derivative
Liability
Balance December 31, 2022	$531,527

New derivative from convertible notes	208,464
Settlement by debt extinguishment	(297,566)
Change in estimated fair value	480,268
Balance March 31, 2023	$922,693
Change in estimated fair value	(295,901)
Balance June 30, 2023	$626,792
Settlement by debt extinguishment	(221,080)
Change in estimated fair value	290,748
Balance September 30, 2023	$696,460

Derivative Liability

As of September 30, 2023, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For the Three and Nine Months Ending September 30,
	2023	2022

Expected term	1 month – 1 year	-
Exercise price	$0.03 - $0.13	-
Expected volatility	176% - 232%	-
Expected dividends	None	-
Risk-free interest rate	5.03% - 5.55%	-
Forfeitures	None	-

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

Land Held for Sale

The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition and (3) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its’ carrying value or its estimated net realizable value. The Company fully impaired of the land held for sale as of September 30, 2023.

Land and Buildings

Land and buildings are stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets. Buildings will have an estimated useful life of 20 years. Land is an indefinite lived asset that is stated at fair value at date of acquisition.

Construction in progress (“CIP”)

A CIP asset reflects the cost of construction work undertaken, but not yet completed on land not currently owned by the Company. For construction in progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the assets should be reclassified as building, building improvement, infrastructure or land improvement and should be capitalized and depreciated. The land is currently owned by companies controlled by our Chief Executive Officer. The Company fully impaired the construction in progress on land currently owned by the Companies controlled by our Chief Executive Officer due to the uncertainty in title transfer as of September 30, 2023.

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

The Company recognized $358,129 and $1,084,641, respectively, of net revenue during the three and nine months ended September 30, 2023.

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $12,000 and $100,600 for the three months ended September 30, 2023, and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the total advertising costs amounted to $300,259 and $903,283, respectively

Debt issuance costs and debt discounts

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

Stock Options Plan – 2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved the 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it requires approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholders’ approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock under the Plan. The Company has a total of 2,150,000 options issued and outstanding under the 2019 Plan as of September 30, 2023. The Company did not issue any stock options during the three and nine months ended September 30, 2023.

Stock Options Plan – 2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the Company’s authorized common stock for issuance under the 2020 Plan. The 2020 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has a total of 1,700,000 options issued and outstanding under the 2020 Plan as of September 30, 2023.

Stock Options Plan – 2022 Equity Incentive Plan

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

The Company did not issue any stock options during the three and nine months ended September 30, 2023. The Company has a total of 2,150,000 options issued and outstanding under the 2022 Plan as of September 30, 2023

Income Taxes

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

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

Options	6,000,000	3,850,000
Warrants	38,107,500	3,867,500
Total potentially dilutive shares	44,107,500	7,717,500

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2023.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during the three and nine months ended September 30, 2023.

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

NOTE 3 – ASSET PURCHASE AND TITLE TRANSFER

Emerald Grove Asset Purchase

On July 30, 2018, Jason Sunstein, the Chief Financial Officer, entered into a Residential Purchase Agreement) to acquire real property located in Hemet, California, which included approximately 80 acres of land and a structure for $1.1 million from an unrelated seller. The property includes the main parcel of land with an existing structure along with three additional parcels of land which are vacant plots to be used for the purpose of development “vacant plots”. The purpose of the transaction was as an investment in real property to be assigned to the Company subsequent to acquisition. The property was acquired by Mr. Sunstein since it was required that the seller transfer the property for consideration to an individual versus a separate legal entity. On March 18, 2019, Mr. Sunstein assigned the deed of the property to the Company. The total of the consideration plus acquisition costs assets of $1,122,050 was allocated to land and building in the following amounts: $271,225 – Land; $850,825 – Building.

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

During the three and nine months ended September 30, 2023, the Company did not enter into any new contract to sell plots of land.

On September 29, 2021, the Company entered into a house construction contract for total consideration of $99,000, of which $43,967 was funded as of December 31, 2022, and presented under Contract Liability in the consolidated balance sheets. The Company has not received any payments during the three and nine months ended September 30, 2023.

During the year ended December 31, 2021, the Company sold three (3) lots to an affiliate of a related party of the Company for a total purchase price of $120,000, of which $61,440 was funded as of December 31, 2022. The Company has not received any payments during the three and nine months ended September 30, 2023.

The remaining unpaid amount owed to the Company was $58,560 as of September 30, 2023, and December 31, 2022.

NOTE 4 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of September 30, 2023, and December 31, 2022:

	Useful life	September 30, 2023	December 31, 2022
Land – Emerald Grove		$203,419	$203,419

Land – Rancho Costa Verde Development		$1,002,800	$-

Furniture & equipment, net	5 years	$5,473	$1,877

Building	20 years	2,591,421	1,048,138
Less: Accumulated depreciation		(776,381)	(184,393)

Building, net		$1,815,040	$863,745

Depreciation expense was approximately $29,747 and $13,236 for the three months ended September 30, 2023, and 2022, respectively, and approximately $89,241 and $39,708 for the nine months ended September 30, 2023, and 2022, respectively. Pursuant to the acquisition of RCVD, the Company recognized a total preliminary fair value of $1,977,182 of land, building and furniture and equipment.

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

There was no activity during the three and nine months ended September 30, 2023. The construction contractor is also an entity controlled by our Chief Executive Officer. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino was $0 as of September 30, 2023 and December 31, 2022. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 during the nine months ended September 30, 2023.

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

In November and December 2019, $250,000 was paid to the Company’s Chief Executive Officer, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 as a down payment towards the acquisition of the land from Valdeland. As of September 30, 2023 and December 31, 2022 and 2021, the Company issued 250,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land. The amount was fully impaired during the year ended December 31, 2022.

Valdeland has completed a two-bedroom model home, an enhanced entrance, and interior roads as well as site preparation for four (4) new homes adjacent to the model home. It has commenced construction on four residential lots following the payment of the required minimum deposits from buyers.

The Company funded the construction by an additional $179,700 during the nine months ended September 30, 2023. Valdeland is the construction contractor is also an entity controlled and owned by Roberto Valdes.

The balance of construction in process for Plaza Bajamar totaled $0 as of September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, the Company fully impaired the accumulated costs related to Plaza Bajamar, due to the uncertainty pertaining to title transfer for a total amount of $179,700, which is presented under impairment loss in the consolidated statement of operations for the nine months ended September 30, 2023.

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

As of September 30, 2023, Valdeland sold six (6) house constructions on residential lots for estimated price of $1.5 million, of which $0.5 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheet as of September 30, 2023. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Chief Executive Officer – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with its Chief Executive Officer.

The Company has not paid any salary to its Chief Executive Officer for the three and nine months ended September 30, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the three and nine months ended September 30, 2023. The balance owed is $66,846 and $33,038 as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, the Company funded an aggregate amount of 1.4 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by the Company’s Chief Executive Officer. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by the Chief Executive Officer (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”).

During the nine months ended September 30, 2023, the Company funded an aggregate amount of approximately $251,000 to the construction companies owned by the Company’s Chief Executive Officer for the two projects in Ensenada, Baja California. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2023. The properties at Valle Divino and Plaza Bajamar have executed promise to purchase agreements between the Company and Roberto Valdes, which require the transfer of titles of the land free of liens and encumbrances to the Company. There can be no assurance as to what and if any profit might have been received by our Chief Operating Officer, in his separate company as a result of these transactions.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 and $50,700, respectively, of stock-based compensation related to these stock options during the three and nine months ended September 30, 2023.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with its Chief Financial Officer.

The Company has not paid any salary to its Chief Financial Officer for the three and nine months ended September 30, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the nine months ended September 30, 2023. The balance owed is $66,846 and $33,038 as of September 30, 2023 and December 31, 2022, respectively.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 and $50,700, respectively, of stock-based compensation related to these stock options during the three and nine months ended September 30, 2023.

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

The Company has not paid any salary to its President for the three and nine months ended September 30, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the nine months ended September 30, 2023. The balance owed is $66,846 and $33,038 as of September 30, 2023, and December 31, 2022, respectively.

Frank Ingrande was the co-founder and owner of 33% of the Company’s equity-method investee RCVD. During the nine months ended September 30, 2023, the Company acquired the remaining 75% interest in RCVD, which became the Company’s wholly owned subsidiary as of September 30, 2023 (note 9).

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 and $50,700, respectively, of stock-based compensation related to these stock options during the three and nine months ended September 30 , 2023.

International Real Estate Development, LLC. (“IRED”)

Frank Ingrande was an owner of 33% of IRED at the time of the 25% initial investment in RCVD in May 2021 and subsequent to this transaction became a shareholder and President of the Company. As of the date the remaining 75% interest was acquired by the Company and as of September 30, 2023, Mr. Ingrande was still the President of the Company and a 33% owner in IRED. As such, any transactions with IRED are deemed to be related party transactions.

On January 1, 2023, the Company issued a convertible promissory note pursuant to the acquisition of RCVD for a total principal of $8,900,000, carrying a 5% coupon and maturing on March 31, 2024. The convertible note is payable in quarterly installment of $2,225,000 starting on March 31, 2023. The convertible note includes a twelve percent (12%) default interest. Although, this convertible promissory note payable is part of the consideration to the business combination in stages (Note 9) which is not deemed a related party transaction, the convertible promissory note payable is with a related party and deemed a related party convertible promissory note payable. See Note 7 and Note 9 for additional information related to this convertible promissory note.

NOTE 6 – PROMISSORY NOTES

Promissory notes consisted of the following at September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022

Cash Call note payable, due August 2020 – past maturity	$24,785	$24,785
Elder note payable, 18% interest, due March 2020 – past maturity	1,500	1,500
Elder note Payable, 18% interest, due March 2021- past maturity	76,477	76,477
Griffith note Payable, 15% interest, due November 2023	155,000	-
Banker note Payable, 15% interest, due October 2023	150,000	-
Robles note Payable, 10% interest, due November 2023	100,000	-
Redwood Trust note payable, 12% interest, due February 2023	1,787,000	1,787,000
Total Notes Payable	$2,294,762	$1,889,762
Less discounts	-	(4,146)

Total Promissory notes, net of discount	2,294,762	1,885,616

Less current portion	(2,294,762)	(1,885,616)

Total Promissory notes, net of discount - long term	$-	$-

Interest expense related to the amortization of the associated debt discount was $0, respectively, for the three months ended September 30, 2023 and 2022, and $4,146 and $0, respectively, for the nine months ended September 30, 2023 and 2022.

Redwood Trust

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees. On June 27, 2023, the Company, through Emerald Grove Estates, LLC, its wholly owned company, executed a modification agreement, under which the maturity date was extended to January 1, 2024, and the payment of all unpaid interest, late fees, charges. The Company incurred $190,986 of interest expense and paid $263,377 of interest during the nine months ended September 30, 2023. Accrued interest was $649 and $73,040 as of September 30, 2023 and December 31, 2022, respectively.

Cash Call, Inc. – In default

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on August 1, 2020. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of September 30, 2023 and December 31, 2022. There was no activity during the three and nine months ended September 30, 2023.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. No payment was made under this settlement agreement.

As of September 30, 2023 and December 31, 2022, the remaining principal balance was $24,785. The Company has not incurred any interest expense related to this promissory note during the three and nine months ended September 30, 2023 due to the agreed upon settlement amount.

Christopher Elder – In default

On December 15, 2020, the Company entered into a promissory note pursuant to which the Company borrowed $126,477. Interest under the promissory note in default is 18%, and the principal and all accrued but unpaid interest is due on March 15, 2021. The note is in technical default as it is past maturity date and the Company failed to repay the outstanding principal and accrued interest.

There was no activity during the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the remaining principal balance was $76,477.

The Company incurred approximately $8,604 and $8,658 of interest during the nine months ended September 30, 2023 and 2022, respectively. Accrued interest was $32,103 and $23,500 as of September 30, 2023 and December 31, respectively.

Bobbie Allen Griffith – In default

On September 5, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $215,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest is due on September 8, 2023. The note is in technical default as it is past maturity date and the Company failed to repay the outstanding principal and accrued interest.

The Company began to repay the note during the three and nine months ended September 30, 2023 for a total of $60,000 in principal payments. As of September 30, 2023, the remaining principal balance was $155,000.

The Company incurred approximately $11,625 of interest during the three and nine months ended September 30, 2023, respectively. Accrued interest was $11,625 as of September 30, 2023.

The Company initially recognized a debt discount and stock payable on this note of $20,777 as of September 30, 2023. The Company incurred amortization expense of debt discount on the note of $20,777 during the three and nine months ended September 30, 2023.

George Banker

On August 11, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $150,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest is due on October 11, 2023.

There was no activity during the three and nine months ended September 30, 2023. As of September 30, 2023, the remaining principal balance was $150,000.

The Company incurred approximately $22,500 of interest during the three and nine months ended September 30, 2023, respectively. Accrued interest was $22,500 as of September 30, 2023.

The Company initially recognized a debt discount and stock payable on this note of $5,769 as of September 30, 2023. The Company incurred amortization expense of debt discount on the note of $4,808 during the three and nine months ended September 30, 2023.

George Robles

On September 1, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $100,000. Interest under the promissory note is 5% per month with a default rate of 10% per month, and the principal and all accrued but unpaid interest is due on November 1, 2023.

There was no activity during the three and nine months ended September 30, 2023. As of September 30, 2023, the remaining principal balance was $100,000.

The Company incurred approximately $5,000 of interest during the three and nine months ended September 30, 2023, respectively. Accrued interest was $5,000 as of September 30, 2023.

The Company initially recognized a debt discount and stock payable on this note of $5,393 as of September 30, 2023. The Company incurred amortization expense of debt discount on the note of $2,606 during the three and nine months ended September 30, 2023.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

1800 Diagonal convertible note #1, 9% interest, due July 2023	-	85,000
1800 Diagonal convertible note#2, 9% interest, due September 2023	-	64,250
1800 Diagonal convertible note #3, 10% interest, due October 2023	-	122,488
1800 Diagonal convertible note #4, 9% interest, due March 2024	-	-
1800 Diagonal convertible note #5, 9% interest, due June 2024	55,000	-
1800 Diagonal convertible note #6, 10% interest, due September 2024	92,000	-
Mast Hill convertible note, 16% interest, due March 2023 (in default)	250,000	250,000
Blue Lake convertible note, 16% interest, due March 2023 (in default)	250,000	250,000
International Real Estate Development, 5% interest, due March 2024	8,900,000	-
Total convertible notes	$9,547,000	$771,738
Less discounts	(21,790)	(213,081)

Total convertible notes, net of discount	9,525,210	558,657

Less current portion	(9,525,210)	(558,657)

Total convertible notes, net of discount - long term	$-	$-

Mast Hill Fund, L.P (“Mast note”) - In default

On March 23, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. The interest rate under the convertible promissory note in default is 16%, and the principal and all accrued but unpaid interest are due on March 23, 2023. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022.

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

During the nine months ended September 30, 2023, the Company converted approximately $133,096 of interest and default premium into 1,664,857 shares of common stock.

The principal balance owed to Mast Hill Fund was $250,000 as of September 30, 2023 and December 31, 2022. The Company incurred approximately $27,663 of interest during the nine months ended September 30, 2023. Accrued interest totaled approximately $0 and $23,703 as of September 30, 2023 and December 31, 2022.

The Company is in default as the Company (i) consummated a variable rate transaction with another lender and (ii) failed to make the required installment payment as required under the terms of the agreement. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

As of September 30, 2023 and December 31, 2022, the default penalty was $0 and $68,426, respectively. During the nine months ended September 30, 2023, the Company recognized an additional $6,904 of default penalty for a total amount of $75,289, which was fully converted into shares of common stock during the nine months ended September 30, 2023.

The Company initially recognized $219,832 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The Company amortized $50,742 through interest expenses during the nine months ended September 30, 2023.

The balance of the unamortized debt discount was $0 and $50,742 as of September 30, 2023 and December 31, 2022.

Blue Lake Partners LLC (“Blue Lake note”) – In default

On March 28, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. The interest rate under the convertible promissory note in default is 16%, and the principal and all accrued but unpaid interest are due on March 28, 2023. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022. Additionally, as an incentive to the note holder, the securities purchase agreement provided for the issuance of 225,000 shares of common stock with fair value of approximately $101,000, which were fully earned at issuance, and 343,750 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $0.80 and a term of five years.

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

The principal balance owed to Blue Lake was $250,000 as of September 30, 2023 and December 31, 2022. The Company incurred approximately $13,400 of interest during the nine months ended September 30, 2023. Accrued interest totaled approximately $36,740 and $23,400 as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023 and December 31, 2022, the Company accrued $85,091 as default penalty, which is presented in accounts payable and accrued interest in the consolidated balance sheet.

The Company initially recognized $219,607 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The Company amortized $53,097 through interest expenses during the nine months ended September 30, 2023.

The balance of the unamortized debt discount was $0 and $53,097 as of September 30, 2023 and December 31, 2022.

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

During the nine months ended September 30, 2023, the Company converted $15,000 of principal into 242,404 shares of common stock. The Company repaid $111,594 from a related party note (note 8) for the outstanding principal and accrued interest and default interest.

The principal balance of Diagonal note #1was $0 and $85,000 as of September 30, 2023 and December 31, 2022. The Company incurred approximately $37,900 of interest expenses during the nine months ended September 30, 2023. Accrued interest was $0 and $3,700 as of September 30, 2023 and December 31, 2022.

The Company initially recognized $4,250 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $2,479 through interest expenses during the nine months ended September 30, 2023. The balance of the unamortized debt discount was $0 and $2,479 as of September 30, 2023 and December 31, 2022.

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

The principal balance owed to Diagonal was $0 and $64,250 as of September 30, 2023 and December 31, 2022. The Company incurred approximately $16,620 of interest expenses during the nine months ended September 30, 2023. Accrued interest was $0 and $1,900 as of September 30, 2023 and December 31, 2022.

The Company amortized $42,876 of debt discount through interest expenses during the nine months ended September 30, 2023. The balance of the unamortized debt discount was $0 and $42,876 as of September 30, 2023 and December 31, 2022.

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

During the nine months ended September 30, 2023, the Company repaid $12,804 of interest and repaid $122,488 of principal.

The Company initially recognized $19,494 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $15,433 through interest expenses during the nine months ended September 30, 2023. The balance of the unamortized debt discount was $0 and $15,433 as of September 30, 2023 and December 31, 2022.

The balance of the Diagonal note #3 was $0 and $122,488 as of September 30, 2023 and December 31, 2022, respectively.

Diagonal note #4

On March 3, 2023, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $104,250 for net proceeds of $100,000, net of issuance costs of $4,250. Interest under the convertible promissory note is 9% per year and a default coupon of 22%.

The maturity date of the note is March 3, 2024. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price. The note includes a prepayment feature at a premium of up to 25% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

During the nine months ended September 30, 2023, the Company repaid $104,250 of principal.

The Company initially recognized $4,250 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $4,250 through interest expenses during the nine months ended September 30, 2023. The balance of the unamortized debt discount was $0 as of September 30, 2023.

The balance of the Diagonal note #4 was $0 as of September 30, 2023.

Diagonal note #5

On September 13, 2023, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $55,000 for net proceeds of $50,000, net of issuance costs of $5,000. Interest under the convertible promissory note is 9% per year and a default coupon of 22%.

The maturity date of the note is June 15, 2024. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price. The note includes a prepayment feature at a premium of up to 25% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

The Company incurred approximately $413 of interest expenses during the nine months ended September 30, 2023. Accrued interest was $413 as of September 30, 2023.

The Company initially recognized $5,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $417 through interest expenses during the nine months ended September 30, 2023. The balance of the unamortized debt discount was $4,583 as of September 30, 2023.

The balance of the Diagonal note #5 was $55,000 as of September 30, 2023.

Diagonal note #6

On September 6, 2023, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $92,000 for net proceeds of $75,000, net of issuance costs of $17,000. Interest under the convertible promissory note is 10% per year and a default coupon of 22%.

The maturity date of the note is September 6, 2024. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price. The note includes a prepayment feature at a premium of up to 25% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

The Company incurred approximately $9,200 of interest expenses during the nine months ended September 30, 2023. Accrued interest was $9,200 as of September 30, 2023.

The Company initially recognized $17,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $1,417 through interest expenses during the nine months ended September 30, 2023. The balance of the unamortized debt discount was $15,583 as of September 30, 2023.

The balance of the Diagonal note #6 was $92,000 as of September 30, 2023.

International Real Estate Development, LLC. - In default

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

The Company incurred $333,750 of interest during the nine months ended September 30, 2023. Accrued interest was $333,750 as of September 30, 2023. The balance was $8,900,000 as of September 30, 2023.

NOTE 8 – PROMISSORY NOTES – RELATED PARTY

Related party promissory notes consisted of the following at September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
RAS Real Estate LLC	$-	$249,589
Six-Twenty Management LLC – On demand	1,414,338	960,746
Frank Ingrande	10,394	-
Lisa Landau – On demand	66,294	76,360
Total On demand notes, net of discount	$1,491,026	$1,286,695

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

During the nine months ended September 30, 2023, Six Twenty funded an additional $485,881 and repaid in cash $111,594 the remaining balance of one of the Diagonal notes (See note 7). The Company paid $143,883 in cash towards the non-convertible promissory note.

As of September 30, 2023 and December 31, 2022, the principal balance owed to Six-Twenty was $1,414,338 and $960,746, respectively.

The Company incurred approximately $84,860 and $43,446 of interest expense during the nine months ended September 30, 2023 and 2022, respectively. Accrued interest was $171,825 and $86,965 as of September 30, 2023 and December 31, 2022, respectively. Refer to note 5 for disclosures on related party.

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

During the nine months ended September 30, 2023, the Company paid $12,300 towards the promissory note. In addition, in September 2023, the Company converted the outstanding principal, interest, and default interest into 7,021,171 common shares for the remaining total interest and principal balance of $386,023. At the date of issuance and conversion, the value of the common shares issued was $1,167,588, causing a loss on conversion for the Company of $781,565. The outstanding balance is $0 and $249,589 as of September 30, 2023, and December 31, 2022, respectively.

During the nine months ended September 30, 2023, the Company incurred $102,858 in interest based on the default coupon rate of 18%. As of September 30, 2023, and December 31, 2022, the accrued interest balance owed to RAS, LLC was $0 and $45,876, respectively, as the remaining accrued balance was converted into common shares as noted above.

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. During the nine months ended September 30, 2023, Lisa Landau advanced $71,000 to the Company for general corporate expenses and paid directly $71,000 towards one of the Diagonal convertible notes. The Company repaid $152,065 in cash during the nine months ended September 30, 2023.

The principal balance was $66,294 and $76,360 as of September 30, 2023 and December 31, 2022, respectively. The advances are on demand but do not carry any interest.

NOTE 9 – BUSINESS ACQUISITION IN STAGES

On January 3, 2023, the Company completed the acquisition in stages of International Real Estate Development, LLC (“IRED” or the “seller”), for the purchase of the remaining seventy five percent (75%) of the issued and outstanding membership interest in Rancho Costa Verde Development, LLC (“RCVD”) for a total consideration of $13.4 million. The consideration was paid through (i) a secured convertible promissory note in the principal amount of $8,900,000 (Note 5 and 7), (ii) issuance of 20,000,000 shares of common stock with a fair value of $1.8 million and (iii) 33,000,000 common stock warrants to purchase an equivalent number of shares of common stock with a fair value of approximately $2.7 million. The Company issued the 20,000,000 shares of common stock to International Real Estate Development, LLC (“IRED”) on January 3, 2023.

Prior to the acquisition of a controlling financial interest in RCVD, the Company held a twenty five percent (25%) interest in RCVD, which was previously acquired and accounted for in May 2021 as an equity method investment under ASC 323 Investments – Equity Method and Joint Ventures (Note 10). It was determined that the Company did not have the power to direct the activities that most significantly impact RCVD’s economic performance, and therefore, the Company was not the primary beneficiary of RCVD and RCVD was not consolidated under the variable interest model. The investment was initially recorded at cost, which was determined to be $2,680,000. The carrying value was fully written down to $0 as of December 31, 2022.

As outlined in the letter of intent with IRED and RCVD dated April 2021, in addition to various communications with both parties, the Company had strategized and intended to acquire the remaining 75% of RCVD from the original discussions that began in 2018. The Company’s President and director was the previously the owner of one third of the issued and outstanding interest in International Real Estate Development LLC and has been disclosed as a related party since the acquisition of the initial 25% interest in RCVD.

The Company has accounted for this transaction as a business combination in stages under ASC 805 Business Combinations as the Company took control of RCVD in January 2023. Accordingly, and as of January 3, 2023, the assets acquired, and the liabilities assumed were recorded at their estimated fair value as of the closing date of the acquisition. The Company is in the process of finalizing the purchase price allocation and it is to be completed in January 2023.

The secured convertible promissory note has a principal amount of $8,900,000 and is payable in quarterly installments of $2,225,000, carries a five percent (5%) coupon with a maturity date of March 31, 2024. The note carries a default coupon of twelve percent (12%) on the unpaid principal after the maturity date. The note includes standard events of default, which will result in the principal and accrued interest to be payable immediately. The note is convertible at any time commencing on April 1, 2023, at the option of the holder, into shares of common stock of the company at a 10% discount to market. The note may be prepaid at any time without penalties. The Company has not made the first installment by September 30, 2023, but the Company obtained a default waiver from IRED. The Company incurred approximately $333,750 of interest during the nine months ending September 30, 2023 (note 7).

RCVD was originally formed in the State of Nevada. RCVD is a 1,100-acre master planned second home, retirement home, and vacation home real estate community located on the east coast of Baja California, Mexico. It is just south of the small fishing village of San Felipe, where the Oasis Park Resort project of the Company is located.

The acquisition-date fair value of the consideration transferred is as follows:

January 3, 2023

Fair value of common stock	$1,800,000
Fair value of common stock warrants	2,674,972
Promissory notes	$8,900,000
Fair value of consideration transferred	$13,374,972

The following is a provisional purchase price allocation as of the January 3, 2023, acquisition date:

January 3, 2023
Cash	$321,916
Accounts receivable	1,900,388
Other current assets	342,574
Fixed Assets	1,977,182
Accounts payable and accrued expenses	(652,329)
Mortgage loans	(6,576,566)
Related party notes	(16,545)
Deferred revenue	(9,276,620)
Net Assets Acquired	$(11,980,000)
Goodwill	25,354,972
Total consideration	$13,374,972

In addition, for the business combination achieved in stages, the Company must remeasure its previously held equity interest in RCVD at its acquisition-date fair value and recognize the resulting gain or loss, if any, in earnings. As of September 30, 2023, the Company was still completing its purchase price allocation and finalizing their valuation for the remeasurement of the previously held equity interest of $2,995,000. Conservatively, the Company has recognized a loss on acquisition of RCVD of $2,995,000 in other income and expense in the accompanying statement of operations for the three and nine months ended September 30, 2023. Further, there is a corresponding loss on acquisition of RCVD of $2,995,000 as a reduction to the goodwill acquired of $25,354,972. This adjustment results in an ending goodwill balance of $22,359,972 as of September 30, 2023.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2023 and 2022 assume the acquisition was completed on January 1, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pro forma net revenues	360,102	828,804	1,090,617	1,516,622
Pro forma net loss	(370,007)	(194,372)	(1,110,022)	(926,798)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Common Stock warrants

At acquisition date, the Company measures the fair value of the common stock warrant using the Black-Scholes option valuation model using the following assumptions:

	For the Nine Months Ending September 30,
	2023	2022

Expected term	5 years	-
Exercise price	$0.10	-
Expected volatility	145%	-
Risk-free interest rate	3.94%	-
Forfeitures	None	-

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

NOTE 10 – EQUITY METHOD INVESTMENT

In May 2021, the Company acquired a 25% investment in RCVD in exchange for 3,000,000 shares of the Company’s common stock at a determined fair value of $0.86 per share and $100,000 in cash for total consideration of $2,680,000. The fair value of the non-monetary exchange was determined based on a valuation report obtained from an independent third-party valuation firm. The fair value of the Company’s common stock was determined based on weighted combination of market approach and asset approach. The market approach estimates fair value based on a weighted average between the listed price of the Company’s common shares and the Company’s recent private transaction adjusted for a lack of marketability discount.

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

On January 3, 2023, the Company executed a securities purchase agreement with International Real Estate Development, LLC, for the purchase of the remaining seventy five percent (75%) of the issued and outstanding membership interest in RCVD for a total contractual consideration of $13,500,000.

The Company acquired a controlling financial interest and accounted for this transaction as a business combination in stages under ASC 805 (refer to note 9). Upon the acquisition of such controlling interest, the Company re-measured the previously held equity method interest to fair value and has recognized the provisional difference between the fair value and the carrying value of $2,995,000 loss on acquisition of RCVD in other income and expense in its statement of operations.

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

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 250,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of September 30, 2023 and December 31, 2022, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $995,747 has been paid, leaving a firm commitment of approximately $560,250 as of September 30, 2023.

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

The Company fully impaired the carrying balance of its account receivable owed by IntegraGreen as of September 30, 2023 and December 31, 2022.

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. Contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of September 30, 2023 and December 31, 2022.

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

NOTE 12 – STOCKHOLDERS’ DEFICIT

The Company’s equity at September 30, 2023 consisted of 150,000,000 authorized common shares and 2,010,000  authorized preferred shares, all with a par value of $0.001 per share. As of September 30, 2023, there were 75,395,165 shares issued and 72,395,165 shares outstanding. As of December 31, 2022, there were 43,499,423 shares issued and outstanding.

As of September 30, 2023, and December 31, 2022, there were 28,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, and 3,100 shares of Series C Preferred Stock issued and outstanding as of September 30, 2023.

Equity Incentive Plans

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The 2022 Plan was never approved by the stockholders. Therefore, any options granted under the 2022 Plan prior to stockholder approval will be “non-qualified”. The Company granted 2,150,000 options during the year ended December 31, 2022. There was no activity during the nine months ended September 30, 2023. The Company has 2,150,000 options issued and outstanding under the 2022 Plan as of September 30, 2023.

2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Plan. There was no activity during the nine months ended September 30, 2023. The Company has 1,700,000 options issued and outstanding under the 2020 Plan as of September 30, 2023 and December 31, 2022.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the nine months ended September 30, 2023. The Company has 2,150,000 options issued and outstanding under the 2019 Plan as of September 30, 2023 and December 31, 2022.

Activity during the nine months ended September 30, 2023

During the nine months ended September 30, 2023, the Company issued 2,200,000 shares of common stock pursuant to consulting agreements for a total fair value of approximately $152,000.

During the nine months ended September 30, 2023, the Company issued 20,000,000 shares of common stock pursuant to a business acquisition with a fair value of 1,800,000.

During the nine months ended September 30, 2023, the Company issued 8,928,435 shares of common stock pursuant to the conversion of convertible notes and notes payable.

During the nine months ended September 30, 2023, the Company issued 267,310 shares of common stock pursuant to a cashless exercise of warrants.

During the nine months ended September 30, 2023, the Company issued 500,000 shares of common stock for $50,000 in cash proceeds.

Activity during the three months ended September 30, 2022

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

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized $1,022,822 and $45,000, respectively, of dividend on Series B during the nine months ended September 30, 2023 and 2022, aggregating the total accrual to $1,212,822 and $190,000 as of September 30, 2023 and December 31, 2022, respectively. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by10% per annum upon each occurrence of an event of default. In addition, the SPA further states that the conversion price initially set at a discount of 35% to the market price should be further increased by an additional 10% upon each occurrence of an event of default. At the date of their Annual Report, CleanSpark claims that the Company was in default in three instances triggering further discount to the market price for the conversion feature and additional accrual rate. Management has recorded for this additional default and interest expense as noted in the previous paragraph. The Company has not been served with any notice of default stating the specific default events but will continue to accrue the additional default interest until the matter is resolved. As of the date of the filing of this Annual Report, the parties are cooperating to resolve this matter.

The Company did not issue any shares of Series A or Series B preferred stock during the nine months ended September 30, 2023.

On June 2, 2023, the Company authorized and issued 10,000 and 3,100 shares, respectively, of Series C Preferred Stock (“Series C”) to Bigger Capital Fund, LP in a private equity offering for $310,000. Management determined that the Series C should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of September 30, 2023, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of September 30, 2023, Management recorded the value attributable to the Series C of $310,000 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature. The Company recognized such BCF as a discount on the convertible preferred stock. The discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend. The holder can convert the Series C into shares of common stock at a variable discount to the market price.

The terms and conditions of the Series C include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series C. The Company has recognized a deemed dividend of $60,003 based on a discount to the purchase price on the Series C during the nine months ended September 30, 2023. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by 8% per annum upon each occurrence of an event of default.

Concurrently with this SPA, the Company entered into a Warrant Inducement Agreement (“Inducement”). Previously, on July 26, 2021, the Company entered into a Warrant Purchase Agreement with Bigger Capital Fund, LP where the Company issued common stock purchase warrants at an exercise price of $0.68 (the “Existing Warrants”). As further consideration for Bigger Capital Fund, LP agreeing to enter in the Series C Preferred Stock Securities Purchase Agreement (the “New Purchase Agreement”), the Company offered an additional 1,240,000 Warrant Shares, and (b) a reduction of the exercise price of the Existing Warrants to $0.07 per Warrant Share. As such, upon accepting this offer, the terms to the Existing Warrant issued pursuant to the Inducement have been amended and restated to refer to 2,740,000 Warrant Shares in the aggregate and all Existing Warrants issued pursuant to the Inducement will have an updated exercise price per share of $0.07. As such, the Company has recorded share-based compensation expenses of $123,896 related to the additional warrants issued during the nine months ended September 30, 2023.

Warrants

A summary of the Company’s warrant activity during the nine months ended September 30, 2023, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2022	3,867,500	$0.71	4.11
Granted	34,240,000	0.10	4.75
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at September 30, 2023	38,107,500	$0.16	4.17

Exercisable at September 30, 2023	38,107,500

During the nine months ended September 30, 2023, the Company issued 33,000,000 warrants, convertible into an equivalent number of shares of common stock, following the acquisition of Rancho Costa Verde Development, LLC (See note 9).

As noted above, during the nine months ended September 30, 2023, the Company issued 1,240,000 additional warrants, convertible into an equivalent number of shares of common stock, following the issuance of the Series C Preferred Stock private offering.

The aggregate intrinsic value as of September 30, 2023 and December 31, 2022, was $7,155,146 and 0, respectively.

Options

A summary of the Company’s option activity during the nine months ended September 30, 2023, is presented below:

		Weighted	Weighted Average Remaining Contract
	Number of Options	Average Exercise Price	Term (Year)
Outstanding at December 31, 2022	6,000,000	$0.34	3.88
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at September 30, 2023	6,000,000	$0.34	3.14

Exercisable at September 30, 2023	5,731,251

Options outstanding as of September 30, 2023, and December 31, 2022, had aggregate intrinsic value of $210,485 and $0, respectively.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except those noted below.

In October 2023, the Company issued an additional 27,405 shares of common stock to Bigger Capital Fund, LP related to a Series C Preferred Stock dividend.

In October 2023, the Company filed and adopted a Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock (the “Certificate of Designations”) with the Wyoming Secretary of State, authorizing the issuance of up to 20,000 shares of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), each having a stated value equal to $100.00 (the “Stated Value”). The Series D Preferred Stock has no stated maturity and is subject to a mandatory redemption at 110% of the Stated Value, plus all unpaid dividends in respect of such share (the “Additional Amount”) thereon.

The Series D Preferred Stock ranks senior with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company to all other shares of capital stock of the Company, including all other outstanding shares of preferred stock as of the filing date of the Certificate of Designations, except, however, the Series D Preferred Stock is subordinate to the series of preferred stock of the Company designated as “Series C Convertible Preferred Stock.” The Company shall be permitted to issue capital stock, including preferred stock, that is junior in rank to the Series D Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company.

Holders of shares of Series D Preferred Stock are entitled to receive, on each dividend payment date, (i) cumulative cash dividends on each share of Series D Preferred Stock, on a quarterly basis, at a rate of 12% per annum of the Stated Value, plus the Additional Amount thereon, and (ii) dividends in the form of shares of common stock on each share of Series D Preferred Stock, on a quarterly basis, at a rate of 8% per annum on the Stated Value.

At any time after the earlier of (i) a Qualified Offering (as defined below) or (ii) the date that is 18 months from the date the first share of Series D Preferred Stock is issued to any holder thereof, each holder of Series D Preferred Stock shall be entitled to convert any portion of the outstanding Series D Preferred Stock, including any Additional Amount, held by such holder into shares of common stock at the Conversion Price (as defined below) by following the mechanics of conversion set forth in the Certificate of Designations.

The amount of shares of common stock issuable upon a conversion for each Series D Preferred Stock shall be the Stated Value of such share plus the Additional Amount divided by the Conversion Price (as defined below). The “Conversion Price” for each Series D Preferred Stock is, the lower of the price per share at which a Qualified Offering (as defined below) is made (the “Qualified Offering Price”) or 80% of the average of the closing sale price for the 10 consecutive trading days immediately preceding, but not including, the effective date of the applicable conversion notice. A “Qualified Offering” means an offering of common stock (or units consisting of common stock and warrants to purchase common stock) resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange (or any successors to any of the foregoing).

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

There has been no activity during the nine months ended September 30, 2023.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity. There has been no activity during the nine months ended September 30, 2023.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCVD in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was initially recorded as an equity-method investment in the Company’s condensed consolidated financial statements. On January 3, 2023, the Company acquired the remaining 75% membership interest in RCVD for a contractual consideration of $13.5 million, paid through $8,900,000 secured convertible note, 20,000,000 shares of common stock and 33,000,000 common stock warrants. Such transaction was recorded pursuant to ASC 805 Business Combinations.

Summary of key operational and financial events:

■	During the nine months ended September 30, 2023, the Company collected an aggregate amount of $312,175 from house construction at the Plaza Bajamar project, which was initially recorded and presented as contract liability in the consolidated balance sheets. However, the Company offset the balance with the additional cash funded for the construction of amenities at Bajamar, with the net balance presented as impairment loss in the consolidated statement of operations for the nine months ended September 30, 2023.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our fiscal year 2023, as we continue to follow the necessary steps to complete this legal process. However, there is no assurance that such transfer of title will occur on above timeframe or at all.

Results of Operations for the Three Months Ended September 30, 2023, compared to the Three Months Ended September 30, 2022

	For the three months ended
	September 30, 2023	September 30, 2022
Revenue, net	$358,129	$16,973

Cost of revenue	296,680	-

Gross profit	61,449	16,973

Operating expenses
Sales and marketing	12,000	100,600
General and administrative expenses	1,007,030	432,434
Total operating expenses	1,019,030	533,034

Loss from operations	(957,581)	(516,061)

Other income (expense)
Loss on acquisition of RCVD	(2,995,000)	-
Loss from equity-method investment	-	(49,752)
Loss from debt extinguishment	(1,091,117)	-
Change in fair value of derivative	(588,314)	219,069
Interest expense	(708,356)	(631,308)
Total other expense	(5,382,787)	(461,991)

Net loss	$(6,340,368)	$(978,052)

Revenue

Revenue increased by $341,156 to $358,129 for the three months ended September 30, 2023, from $16,973 for the three months ended September 30, 2022. The revenue recognized during the three months ended September 30, 2023 includes real estate sales, interest from financed sales, financing fees, and components of home construction.

Cost of revenue

Cost of revenue increased by $296,680 to $296,680 for the three months ended September 30, 2023, from $0 for the three months ended September 30, 2022. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Operating Expenses

Operating expenses increased by $485,996 to $1,019,030 for the three months ended September 30, 2023, from $533,034 for the three months ended September 30, 2022.

Sales and marketing costs decreased by $88,600, to $12,000 in the three months ended September 30, 2023, from $100,600 in the three months ended September 30, 2022. Such decrease mainly relates to the reduced marketing efforts incurred by RCVD and ILAL during the three months ended September 30, 2023 as the Company was in process of raising additional capital. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation.

General and administrative costs increased by $574,596, to $1,007,030 in the three months ended September 30, 2023, compared to $432,434 for the three months ended September 30, 2022. General and administrative increased for professional fees and other general and administrative expenses due to the acquisition of RCVD. General and administrative costs mainly include commissions paid attributable to sales.

Other expense

Other expenses increased by approximately $4,920,796 to $5,382,787 in the three months ended September 30, 2023, from $461,991 in the three months ended September 30, 2022.

Such increase is primarily due to $588,314 change in fair value of the Company’s derivative liability, an increase in loss on acquisition of RCVD of $2,995,000, and a $1,091,117 increase in loss from debt extinguishment related to an unfavorable conversion of convertible notes and promissory notes payable during the three months ended September 30, 2023.

Net Loss

The Company finished the three months ended September 30, 2023, with a net loss of $6,340,368, as compared to a net loss of $978,052 for the three months ended September 30, 2022. The increase in our net loss resulted from the reasons outlined above.

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

Results of Operations for the Nine Months Ended September 30, 2023, compared to the Nine Months Ended September 30, 2022

	For the nine months ended
	September 30, 2023	September 30, 2022
Revenue, net	$1,084,641	$50,919

Cost of revenue	300,680	-

Gross profit	783,961	50,919

Operating expenses
Sales and marketing	300,259	903,283
Impairment loss	245,674	-
General and administrative expenses	2,316,807	2,506,181
Total operating expenses	2,862,740	3,409,464

Loss from operations	(2,078,779)	(3,358,545)

Other income (expense)
Loss from debt extinguishment	(1,140,446)	-
Loss from acquisition of RCVD	(2,995,000)	-
Loss from equity-method investment	-	(231,845)
Change in fair value of derivative liability	(690,091)	219,069
Interest income	-	536
Interest expense	(1,723,273)	(960,496)
Total other expense	(6,548,810)	(972,736)

Net loss	$(8,627,589)	$(4,331,281)

Revenue

Revenue increased by $1,033,722 to $1,084,641 for the nine months ended September 30, 2023, from $50,919 for the nine months ended September 30, 2022. The revenue recognized during the nine months ended September 30, 2023 includes real estate sales, interest from financed sales, financing fees, and components of home construction,

Cost of revenue

Cost of revenue increased by $300,680 to $300,680 for the nine months ended September 30, 2023, from $0 for the nine months ended September 30, 2022. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Operating Expenses

Operating expenses decreased by $546,724 to $2,862,740 for the nine months ended September 30, 2023, from $3,409,464 for the nine months ended September 30, 2022.

Sales and marketing costs decreased by $603,024, to $300,259 in the nine months ended September 30, 2023, from $903,283 in the nine months ended September 30, 2022. Such decrease mainly relates to the reduced marketing efforts incurred by RCVD during the nine months ended September 30, 2023 as the Company was in process of raising additional capital. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation.

General and administrative costs decreased by $189,374, to $2,316,807 in the nine months ended September 30, 2023, compared to $2,506,181 for the nine months ended September 30, 2022. General and administrative was decreased due to a lack of capital compared to prior period as the Company was in process of raising additional funds through September 30, 2023. General and administrative costs are mainly comprised of commissions paid attributable to sales.

Other operating expenses increased by $245,674 which is attributable to an increase in impairment losses recognized on long-lived assets of $245,674 during the nine months ended September 30, 2023. There was no impairment loss recognized for the nine months ended September 30, 2022.

Other expense

Other expenses increased by approximately $5,576,074 to $6,548,810 in the nine months ended September 30, 2023, from $972,736 in the nine months ended September 30, 2022.

Such increase is primarily due to a $762,777 increase in interest expense, which results from the additional convertible notes that the Company secured during fiscal year 2022 and 2023 to fund its ongoing operations and the additional convertible note for an aggregate amount of $8,900,000 issued pursuant to the RCVD acquisition, a decrease of $909,160 in the change in fair value of the Company’s derivative liability, $2,995,000 related to the loss on acquisition of RCVD, and $1,140,446 related to loss from debt extinguishment.

Net Loss

The Company finished the nine months ended September 30, 2023, with a net loss of $8,627,589, as compared to a net loss of $4,331,281 for the nine months ended September 30, 2022. The increase in our net loss resulted from the reasons outlined above.

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

Capital Resources and Liquidity

Cash was $123,117 and $49,374 as of September 30, 2023, and December 31, 2022, respectively. As shown in the accompanying financial statements, we recorded a loss of $8.6 million for the nine months ended September 30, 2023. Our working capital deficit as of September 30, 2023, was $32.4 million. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

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

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2023, was $1,107,362 which resulted primarily due to the loss of $8,627,589 offset by non-cash share-based compensation of $358,037, amortization of debt discount of $357,376, depreciation of $89,241, impairment loss of $245,674, loss from debt extinguishment of $1,140,446, loss on acquisition of RCVD of $2,995,000, fair value of equity securities issued for services for $152,000, excess fair value of derivative liability for $108,465, change in fair value of derivative liability of $475,114, and net change in assets and liabilities of $1,490,778.

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

Investing Activities

Net cash flows used in investing activities was $101,900 for the nine months ended September 30, 2023. The funds were used for the development of the various projects and the purchased house construction at Plaza Bajamar and Valle Divino for $354,070, additional investment for land development for $274,846. This was offset by the cash acquired for $321,920 from the acquisition of RCVD and $205,096 in proceeds from the disposal of fixed assets.

Net cash flows used in investing activities was $444,535 for the nine months ended September 30, 2022. The funds were used for the development of the various projects and the purchased house construction at Plaza Bajamar and Valle Divino.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2023, was $1,283,005, primarily from cash proceeds from additional funding from related parties for aggregate amount of $560,840, cash proceeds from convertible notes of $225,000, cash proceeds from other loans for $380,938, cash proceeds from Common Stock issuances of $50,000, cash proceeds from promissory notes of $465,000, and cash proceeds from Series C Preferred Stock issuance of $250,000. These were offset by $318,359 repayment of related party advances, $60,000 repayment of promissory notes, and $270,414 repayment of convertible notes.

Net cash flows provided by financing activities for the nine months ended September 30, 2022, was $989,827 primarily from cash proceeds from issuance of promissory notes for aggregate amount of $663,250, cash proceeds from on-going funding from related party for aggregate amount of $677,347, offset by $262,596 repayment of related party advances, and $89,474 repayment of promissory notes.

As a result of these activities, we experienced an increase in cash of $73,743 for the nine months ended September 30, 2023.

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

Off-balance Sheet Arrangements

During the period ended September 30, 2023, we have not engaged in any off-balance sheet arrangements.

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

The Company conducted an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2023, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, inadequate controls over maintenance of records, inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process.as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, and which the Company determined continued to exist as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2023, the Company issued 2,200,000 shares of common stock pursuant to consulting agreements for a total fair value of approximately $152,000.

During the nine months ended September 30, 2023, the Company issued 20,000,000 shares of common stock pursuant to a business acquisition with a fair value of 1,800,000.

During the nine months ended September 30, 2023, the Company issued 8,928,435 shares of common stock pursuant to the conversion of convertible notes and notes payable.

During the nine months ended September 30, 2023, the Company issued 267,310 shares of common stock pursuant to a cashless exercise of warrants.

During the nine months ended September 30, 2023, the Company issued 500,000 shares of common stock for $50,000 in cash proceeds.

During the nine months ended September 30, 2023, the Company issued 3,100 shares of Series C Preferred Stock to Bigger Capital Fund, LP in a private equity offering for $310,000.

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

Dated:	November 22, 2023	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

