Form 10-K
period 2023-12-31
International Land Alliance Inc.
filed 2024-06-27
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

In addition, the registrant should have filed its unaudited quarterly financial statements on Form 10-Q for the three months ended March 31, 2023 by May 22, 2023, inclusive of the five day extension.

In addition, the registrant should have filed its unaudited quarterly financial statements on Form 10-Q for the three and nine months ended September 30, 2023 by November 20, 2023, inclusive of the five day extension.

In addition, the registrant should have filed its unaudited quarterly financial statements on Form 10-Q for the three months ended March 31, 2024 by May 20, 2024, inclusive of the five day extension.

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,766,301 based upon the price $0.067 at which the common stock was last sold as of June 27, 2024 the last business day of the registrant’s most recently completed second fiscal year, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of June 27, 2024 there were 86,064,195 shares of Common Stock, $0.001 par value, outstanding.

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

On May 3, 2021, the Company acquired a 25% interest in Rancho Costa Verde Development, LLC (“RCVD”). RCVD is a successful developer of a 1,100-acre, 1,200-lot master planned community in Baja California, located roughly eight (8) km north of ILA’s Oasis Park Resort. Such investment was accounted for under the equity method of investment under ASC 323 Investments - Equity method and Joint Ventures. Subsequent to December 31, 2022, the Company acquired the remaining 75% for a total contractual consideration of $13.5 million (see subsequent events in note 13).

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

The Company has an accumulated deficit of $27.2 million as of December 31, 2023, and never operated at a profit and our loss for the year ended December 31, 2023, was $2.1 million. This loss and deficit may impact the future of the Company in many ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good trading price for our common stock.

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

Our capital requirements in connection with our development activities of our residential property’s operations have been and will continue to be significant. As of December 31, 2023, we do expect to require additional funding for more than one year in order to continue development. construction of houses, infrastructure and marketing activities associated with our properties. However, there can be no assurances that we will not need additional funding in the future or that our current cash position will be sufficient to fund any future plans to accelerate our commercialization efforts. In the event additional funding is necessary, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We have almost ten years of operational history. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

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

Our Chief Executive Officer and Director Roberto Valdes, and our Chief Financial Officer and Director Jason Sunstein, and our President and Director Frank Ingrande, together own 14,503,575 shares of common stock, or approximately 16.8% of our outstanding voting securities. As a result, currently, and after the filing, they will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Because our directors hold a significant amount of our shares of common stock, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on the operating effectiveness of the Company’s Internal Controls over financial reporting. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our Directors, Roberto Valdes, Jason Sunstein and Frank Ingrande, control approximately 16.8% on aggregate of our outstanding voting securities, will continue to own a significant percentage of our voting securities, it may not be possible to have adequate internal controls. We cannot predict what affect this will have on our stock price.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 150,000,000 shares of common stock. As of the date of this report we had 86,064,195 shares of common stock outstanding. Accordingly, we may issue additional shares of common stock subject to limitation on reserve amounts for other securities outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 2,010,000 shares of our preferred stock without further stockholders’ approval. As a result, our board of directors could authorize the issuance of a new series of preferred stock that would grant to holders of preferred stock the right to our assets upon liquidation, or the right to receive dividend payments before dividends are distributed to the holders of common stock. In addition, our board of directors could authorize the creation of a new series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

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

As of June 27, 2024 there were 281 holders of record of our common stock. As of such date, 86,064,195 shares of our common stock were issued and outstanding.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol “ILAL”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years. Such prices are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal 2022	Low	High
First Quarter	$0.32	$0.85
Second Quarter	$0.29	$0.50
Third Quarter	$0.12	$0.45
Fourth Quarter	$0.08	$0.30

Fiscal 2023	Low	High
First Quarter	$0.06	$0.16
Second Quarter	$0.06	$0.19
Third Quarter	$0.05	$0.36
Fourth Quarter	$0.05	$0.29

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

On February 11, 2019, the Company’s Board of Directors approved a 2019 equity incentive Plan (the “2019 Plan”). In order for the 2019 plan to grant “qualified stock options” to employees, it requires approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholders’ approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock under the Plan. The Company has a total of 2,150,000 options issued and outstanding as of December 31, 2023.

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Plan. The Company has reserved a total of 3,000,000 shares of the Company’s authorized common stock for issuance under the 2020 equity plan. The 2020 Equity Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has a total of 1,700,000 options issued and outstanding as of December 31, 2023.

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The Company did not grant any options during the year ended December 31, 2023. The Company has 2,150,000 options issued and outstanding under the 2022 Plan as of December 31, 2023 and 2022, respectively.

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

Recent Sales of Unregistered Securities

See Note 11 to the consolidated financial statements for disclosure of the issuance of unregistered securities for the year ended December 31, 2023.

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

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCVD in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was initially recorded as an equity-method investment in the Company’s condensed consolidated financial statements. On January 3, 2023, the Company acquired the remaining 75% membership interest in RCVD for a contractual consideration of $13.5 million, paid through $8,900,000 secured convertible note, 20,000,000 shares of common stock and 33,000,000 common stock warrants. Such transaction was recorded pursuant to ASC 805 Business Combinations.

Summary of key operational and financial events:

■	During the year ended December 31, 2023, the Company collected an aggregate amount of $312,175 from house construction at the Plaza Bajamar project, which was initially recorded and presented as contract liability in the consolidated balance sheets. However, the Company offset the balance with the additional cash funded for the construction of amenities at Bajamar, with the net balance presented as impairment loss in the consolidated statement of operations for the year ended December 31, 2023.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our fiscal year 2024, as we continue to follow the necessary steps to complete this legal process. However, there is no assurance that such transfer of title will occur on above timeframe or at all.

Results of Operations for the year ended December 31, 2023, compared to the year ended December 31, 2022

	For the years ended
	December 31, 2023	December 31, 2022
Revenues and lease income	$7,058,479	$-

Cost of revenue	927,903	-

Gross profit	6,130,576	-

Operating expenses
Sales and marketing	1,218,921	1,085,300
Impairment loss	260,674	4,158,243
General and administrative expenses	2,875,868	3,107,457
Total operating expenses	4,355,463	8,351,000

Income (loss) from operations	1,775,113	(8,351,000)

Other income (expense)
Other income	-	540
Loss from equity-method investment	-	(422,493)
Loss from debt extinguishment	(1,140,446)	-
Loss from related party debt extinguishment	-	(78,508)
Change in fair value derivative liability	(775,555)	(33,992)
Interest expense	(1,932,392)	(1,532,186)
Total other expense	(3,848,392)	(2,066,639)

Net loss	$(2,073,281)	$(10,417,639)

Revenues

Our total revenue reported for the year ended December 31, 2023, was $7,058,479, compared with $0 for the year ended December 31, 2022.

During the year ended December 31, 2023, the Company acquired RCVD and revenues are now consolidated with the Company’s financial statements. As such the Company saw a large increase to operations and revenues for the year ended December 31, 2023.

Cost of Revenues

Our total cost of revenues for the year ended December 31, 2023, was $927,903 compared with $0 for the year ended December 31, 2022. The change is a result of the cost associated with the acquisition of RCVD during the year ended December 31, 2023.

Operating Expenses

Operating expenses decreased to $4,355,463 for the year ended December 31, 2023, from $8,351,000 for the year ended December 31, 2022. The detail by major category is reflected in the table below.

Sales and marketing costs increased by $133,621 for the year ended December 31, 2023, primarily due to the acquisition of RCVD during the current year.

General and administrative costs decreased by $231,589 for the year ended December 31, 2022, primarily due to stock-based compensation, legal fees and insurance expenses offset by a significant reduction in website design and investor relations.

Impairment loss decreased by $3,897,569, as there was a large $2,089,337 impairment of the Company’s equity-method investment in the prior year along with a significant impairment of the accumulated construction in progress costs net of contract liability for our projects at Plaza Bajamar and Valle Divino due to the uncertainty in the transfer of title of the land from our related party, uncertainty in the determination of the market value of our Oasis Park Resort.

Other expenses

Other expenses increased by $1,781,753 to $3,848,392 for the year ended December 31, 2023, from $2,066,639 for the year ended December 31, 2022.

Such increase is primarily due to a $1,140,446 increase in the loss from debt extinguishment and $400,206 increasein interest expense, which results from the additional convertible notes that the Company secured during fiscal year 2023 to fund its ongoing operations, and increase to the change in fair value of the Company’s derivative liability by $690,091.

Net Loss

As a result of the foregoing, the Company finished the year ended December 31, 2023, with a net loss of $2,073,281, as compared to a loss of $10,417,639 for the year ended December 31, 2022.

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

Capital Resources and Liquidity

Cash and cash equivalents were approximately $140,247 at December 31, 2023. As shown in the accompanying consolidated financial statements, we recorded a loss of $2,073,281 and $10,417,639 for the years ended December 31, 2023, and 2022, respectively. Our working capital deficit at December 31, 2023 was approximately $26.8 million and net cash flows used in operating activities for the year ended December 31, 2023, were approximately $2.2 million.

These factors and our limited ability to raise additional capital to accomplish our objectives raise substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations and the development of our current business operations. We anticipate generating continued revenues over the next twelve months as we continue to market the sale of lots held for sale and also from home construction, now having assumed title of our Oasis Park Resort property and through the acquisition of RCVD. We expect to assume title to our other properties; however, there can be no assurance that such revenue will be sufficient to cover our expenses. Consequently, we expect to be dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of capital or that our estimates of our capital requirements will prove to be accurate.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2023, was approximately $2,167,104, which resulted primarily due to the loss of $2,073,281, offset by stock-based compensation of $927,774, fair value of shares issued as settlement of debt of $1,140,446, impairment loss of $245,674, amortization of debt discount of $437,376, $775,555 change in fair value of derivative liability, and $4,078,450 change in assets and liabilities.

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

Investing Activities

Net cash flows used in investing activities was $210,423 for the year ended December 31, 2023, resulting for the additional funds invested in developing the infrastructure and amenities to our various projects in Baja California, offset by cash acquired from the RCVD acquisition of $321,919.

Net cash flows used in investing activities was $539,935 for the year ended December 31, 2022, resulting for the additional funds invested in developing the infrastructure and amenities to our various projects in Baja California.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2023, was $2,468,400 primarily from cash proceeds from issuance of convertible notes for aggregate amount of $275,000, cash proceeds from promissory notes of $1,115,000, additional funds received from related party of $888,209, $300,00 from cash proceeds from sale of common and preferred stock, offset by repayment on a promissory note of $330,000, and repayment to related party by $308,248.

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

As a result of these activities, we experienced an increase in cash and cash equivalents of approximately $90,873 for the year ended December 31, 2023, and an increase in cash and cash equivalents of approximately $7,200 for the year ended December 31, 2022. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from investors.

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

Off-balance Sheet Arrangements

Since our inception through December 31, 2023, we have not engaged in any off-balance sheet arrangements.

Recent Accounting Pronouncements

The recent accounting pronouncements that are material to our financial statements are disclosed in Note 2 of our consolidated audited financial statements included herein.

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

INTERNATIONAL LAND ALLIANCE, INC. INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

International Land Alliance, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of International Land Alliance, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of a Matter – Significant Related Party Transactions

As described in the accompanying notes the Company engages in substantial real estate activities between the Company and other entities controlled by an officer of the Company. The Company has also borrowed funds from an entity controlled by other officers of the Company.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

June 27, 2024

PCAOB ID Number 6797

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Land Alliance, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of International Land Alliance, Inc. (the Company) as of December 31, 2022, and the related statements of operations, statement of changes in stockholders’ equity, and cash flows and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of a Matter – Significant Related Party Transactions

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

As discussed in Note 1, the Company has a going concern due to net loss during the year as well as having negative cash flows from operations during the year ended December 31,2022.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We served as the Company’s auditor since 2022

Houston, TX

July 6, 2023

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$140,247	$49,374
Accounts receivable	1,652,086	-
Prepaid and other current assets	16,815	49,198
Total current assets	1,809,148	98,572

Land	15,551,526	203,419
Buildings, net	1,818,825	863,745
Furniture and equipment, net	2,677	1,877
Other non-current assets	53,468	-
Goodwill	11,118,187	-

Total assets	$30,353,831	$1,167,613

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$1,431,676	$675,202
Accounts payable and accrued liabilities related parties	361,223	189,266
Deferred revenue	4,521,222	-
Accrued interest	1,756,937	352,884
Accrued interest related party	-	132,841
Contract liability	93,382	85,407
Deposits	20,500	20,500
Derivative liability	781,924	531,527
Convertible notes, net of debt discounts	652,077	558,657
Convertible note RCVD acquisition	8,900,000	-
Promissory notes, net of debt discounts	2,674,762	1,885,616
Promissory notes, net discounts – Related Parties	104,498	1,286,695
Other loans	7,358,600	-
Total current liabilities	28,656,801	5,718,595

Promissory notes, net of current portion	-	-

Total liabilities	28,656,801	5,718,595

Commitments and Contingencies (Note 11)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500
Preferred Stock Series C (Temporary Equity)	310,000	-
Total Temporary Equity	603,500	293,500

Stockholders’ Equity (Deficit)

Preferred stock; $0.001 par value; 2,000,000 shares authorized; 28,000 Series A shares issued and outstanding as of December 31, 2023 and December 31, 2022	28	28
1,000 Series B shares issued and outstanding as of December 31, 2023 and December 31, 2022	1	1
3,100 Series C shares issued and outstanding as of December 31, 2023 and 0 shares issued and outstanding as of December 31, 2022.	3	-
17,000 Series D shares issued and outstanding as of December 31, 2023 and 0 shares issued and outstanding as of December 31, 2022	17	-
Common stock; $0.001 par value; 150,000,000 shares authorized; 79,658,165 and 76,658,165 shares issued and outstanding as of December 31, 2023, respectively, and 43,499,423 shares issued and outstanding as of December 31, 2022.	79,658	43,500
Additional paid-in capital	28,476,622	20,233,446
Common stock payable	31,939	-
Treasury stock (3,000,000 shares as of December 31, 2023)	(300,000)	-
Accumulated deficit	(27,194,738)	(25,121,457)
Total stockholders’ equity (deficit)	1,093,530	(4,844,482)

Total liabilities and stockholders’ equity (deficit)	$30,353,831	$1,167,613

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended,
	December 31, 2023	December 31, 2022

Net revenues and lease income	$7,058,479	$-

Cost of revenues	927,903	-

Gross profit	6,130,576	-

Operating expenses
Sales and marketing	1,218,921	1,085,300
Impairment loss	260,674	4,158,243
General and administrative expenses	2,875,868	3,107,457
Total operating expenses	4,355,463	8,351,000

Income (loss) from operations	1,775,113	(8,351,000)

Other income (expense)
Other income	-	540
Loss from debt extinguishment	(1,140,446)	-
Loss from equity-method investment		(422,493)
Loss from related party debt extinguishment	-	(78,508)
Change in fair value derivative liability	(775,555)	(33,992)
Interest expense	(1,932,391)	(1,532,186)
Total other expense	(3,848,392)	(2,066,639)

Net loss	$(2,073,281)	$(10,417,639)

Preferred stock dividends	1,082,825	-

Net loss applicable to common shareholders	$(3,156,106)	$(10,417,639)

Loss per common share - basic and diluted	$(0.03)	$(0.29)

Weighted average common shares outstanding - basic and diluted	68,368,501	35,605,172

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Activity for the year Ended December 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Payable	Deficit	Deficit
Balance, December 31, 2022	28,000	$28	1,000	$1	-	-	-	-	43,499,423	$43,500	-	$20,233,446	$-	$(25,121,457)	$(4,844,482)
Common shares issued from related party acquisition	-	-	-	-	-	-	-	-	20,267,310	20,267	-	1,779,733	-	-	1,800,000
Fair value common shares warrants issued from related party acquisition	-	-	-	-	-	-	-	-	-	-	-	2,674,976	-	-	2,674,976
Reciprocal interest in business acquisition	-	-	-	-	-	-	-	-	-		(300,000)	-	-	-	(300,000)
Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	1,410,000	1,410	-	(1,410)	-	-	-
Common shares in escrow issued as collateral	-	-	-	-	-	-	-	-	2,000,000	2,000	-	258,000	-	-	260,000
Warrants issued pursuant to Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	18,504	-	-	18,504
Series C Preferred Stock issued for cash	-	-	-	-	3,100	3	-	-	-	-	-	-	-	-	3
Dividend on Series C Preferred	-	-	-	-	-	-	-	-	-	-	-	(94,428)	-	-	(94,428)
Common shares issued for cash	-	-	-	-	-	-	-	-	500,000	500	-	49,500	-	-	50,000
Common shares issued pursuant to promissory notes	-	-	-	-	-	-	-	-	100,000	100	-	16,900	31,939	-	48,939
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	234,141	-	-	234,141
Common stock issued for consulting services	-	-	-	-	-	-	-	-	2,953,000	2,953	-	446,047	-	-	449,000
Common stock issued from debt conversion	-	-	-	-	-	-	-	-	8,928,432	8,928	-	1,673,851	-	-	1,682,779
Warrants issued pursuant to Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	105,392	-	-	105,392
Series D Preferred shares issued for the conversion of related party debt	-	-	-	-	-	-	17,000	$17	-	-	-	1,586,146	-	-	1,586,163
Settlement of derivative liability	-	-	-	-	-	-	-	-	-	-	-	518,646	-	-	518,646
Dividends on Series B Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	(1,022,822)	-	-	(1,022,822)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,073,281)	(2,073,281)
Balance, December 31, 2023	28,000	$28	1,000	$1	3,100	3	17,000	$17	79,658,165	$79,658	$(300,000)	$28,476,622	$31,939	$(27,194,738)	$1,093,530

Activity for the year Ended December 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	28,000	$28	1,000	$1	31,849,327	$31,850	$15,760,772	$(14,703,818)	$1,088,833
Commitment shares issued pursuant to promissory notes	-	-	-	-	450,000	450	201,825	-	202,275
Issuance of common shares pursuant to consulting agreements	-	-	-	-	3,447,038	3,447	1,467,390	-	1,470,837
Common stock issued from options exercise	-	-	-	-	1,300,000	1,300	-	-	1,300
Stock-based compensation	-	-	-	-	354,000	354	1,710,527	-	1,710,881
Common shares issued from related party debt settlement	-	-	-	-	6,039,058	6,039	978,328	-	984,367
Fair value of warrants issued with debt	-	-	-	-	-	-	159,664	-	159,664
Common stock issued with lot sale	-	-	-	-	60,000	60	14,940	-	15,000
Dividend on Series B Preferred	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(10,417,639)	(10,417,639)
Balance, December 31, 2022	28,000	$28	1,000	$1	43,499,423	$43,500	$20,233,446	$(25,121,457)	$(4,844,482)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended,
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net loss	$(2,073,281)	$(10,417,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	927,774	1,710,881
Impairment loss	260,674	4,158,243
Loss from extinguishment of debt	1,140,446	-
Loss from extinguishment of related party debt	-	78,508
Fair value of shares issued for debt settlement/modification	-	1,470,836
Fair value of commitment shares	108,096	-
Fair value of shares issued for services	152,000	-
Depreciation expense	89,241	52,944
Excess fair value of derivative over carrying balance of debt	108,465	356,784
Loss from equity-method investment	-	422,493
Change in fair value derivative	775,555	33,992
Amortization of debt discount	437,376	458,616
Changes in assets and liabilities
Accounts Receivable	58,764	26,802
Prepaid and other current assets	32,383	52,467
Other non-current assets	(7,808)	-
Accrued interest	181,066	267,560
Accounts payable and accrued interest	(642,223)	(131,739)
Accounts payable and accrued interest-related party	171,957	460,976
Deferred revenue	(4,193,498)	-
Contract liability	305,909	469,715
Deposit	-	500

Net cash used in operating activities	(2,167,104)	(528,061)

Cash Flows from investing
Cash acquired from RCVD acquisition	321,919	-
Proceeds from disposal of fixed assets	205,096	-
Additional expenditures on land	(557,738)	-
Additions to Construction in Progress on land not owned	(179,700)	(539,935)
Net cash used in investing activities	(210,423)	(539,935)

Cash Flows from Financing Activities
Common stock and warrants sold for cash	50,000	15,000
Dividends paid on Series C Preferred Stock	(11,570)	-
Series C Preferred Stock issued for cash	250,000	-
Common stock issued for warrant exercise	-	1,300
Cash payments on promissory notes – related party	(308,248)	(390,621)
Cash payments on promissory notes	(330,000)	(131,339)
Cash proceeds from convertible notes	275,000	-
Cash payments on convertible notes	(240,025)	-
Cash proceeds from promissory notes	1,115,000	773,250
Cash proceeds from other loans	780,034	-
Cash proceeds promissory notes – Related party	888,209	793,187
Net cash provided by financing activities	2,468,400	1,060,777

Net increase (decrease) in Cash	90,873	(7,219)

Cash, beginning of period	49,374	56,590

Cash, end of period	$140,247	$49,374

Supplemental disclosure of cash flow information
Cash paid for interest	$405,705	$137,863
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Corporate expenses paid by related party advances	$-	$49,145
Dividend on Series B	$1,022,822	$60,000
Dividend on Series C	60,003	-
Conversion of related party debt for Series D Preferred shares	$1,586,163	$-
Conversion of related party debt	$-	$905,859
Conversion of debt for common shares	1,673,851	-
Debt discount from bifurcated derivative	$-	$140,750
Debt discount from warrants issued with debt	$-	$159,664
Debt discount	$351,092	$121,694
Commitment shares issued with promissory notes	$108,096	$202,275

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2023 and 2022

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues from its properties, raise capital or issue debt instruments. The Company has faced significant liquidity shortages as shown in the accompanying consolidated financial statements. As of December 31, 2023, the Company’s current liabilities exceeded its current assets by approximately $26.9 million. The Company has recorded a net loss of $2.1 million for the year ended December 31, 2023, and has an accumulated deficit of approximately $27.2 million as of December 31, 2023. Net cash used in operating activities for the year ended December 31, 2023, was approximately $2.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ILA Fund includes cash as its only assets with minimal expenses as of December 31, 2022. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of December 31, 2023. All intercompany balances and transactions are eliminated in consolidation. As of December 31, 2023, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations.

The Company’s consolidated subsidiaries were as follows as of December 31, 2023:

Name of Consolidated Subsidiary or Entity	State or Other Jurisdiction of Incorporation or Organization	Attributable Interest
ILA Fund I, LLC	Wyoming	100%
International Land Alliance, S.A. de C.V. (ILA Mexico)	Mexico	100%
Rancho Costa Verde Development, LLC	Nevada	100%
Emerald Grove Estates, LLC	California	100%
Oasis Park Resort, LLC	Wyoming	100%
Plaza Bajamar, LLC	Wyoming	100%
Plaza Valle Divino, LLC	Wyoming	100%

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023, and 2022.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of December 31, 2023:

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$781,924	$781,924
Total	$-	$-	$781,924	$781,924

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the year ended December 31, 2022:

Derivative
Liability
Balance December 31, 2022	$531,527

New derivative from convertible notes	208,464
Settlement by debt extinguishment	(733,622)
Change in estimated fair value	775,555
Balance December 31, 2023	$781,924

Derivative Liability

As of December 31, 2023, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
	2023	2022

Expected term	1 month – 1 year	0.5 -1 year
Exercise price	0.03 - $0.13	$0.10-$0.43
Expected volatility	176% - 232%	155%-162%
Expected dividends	None	None
Risk-free interest rate	5.03% - 5.55%	2.93%-4.73%
Forfeitures	None	None

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

Land Held for Sale

The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) the property is available for immediate sale in its present condition and (3) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its’ carrying value or its estimated net realizable value. The Company fully impaired of the land held for sale as of December 31, 2023.

Land and Buildings

Land and buildings are stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets. Buildings have an estimated useful life of 20 years. Land is an indefinite live asset that is stated at cost at date of acquisition.

Construction in progress (“CIP”)

A CIP asset reflects the cost of construction work undertaken, but not yet completed on land not currently owned by the Company. For construction in progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the assets should be reclassified as building, building improvement, infrastructure or land improvement and should be capitalized and depreciated. The land is currently owned by companies controlled by our Chief Executive Officer. The Company fully impaired the construction in progress on land currently owned by the Companies controlled by our Chief Executive Officer due to the uncertainty in title transfer as of December 31, 2023.

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

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $1,111,589 and $1,085,300 for the years ended December 31, 2023, and 2022, respectively.

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

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the year ended December 31, 2023	For the year ended December 31, 2022

Options	6,000,000	6,000,000
Warrants	3,867,500	3,867,500
Total potentially dilutive shares	9,867,500	9,867,500

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2023. All of the Company accounts receivable is concentrated with one customer.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during the year ended December 31, 2023.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at December 31, 2023 and 2022. Account receivables are written off when all collection attempts have failed.

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

There was no activity during the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Company did not enter into any new contract to sell plots of land.

On September 29, 2021, the Company entered into a house construction contract for total consideration of $99,000, of which $43,967 was funded as of December 31, 2022, and presented under Contract Liability in the consolidated balance sheets. The Company has not received any payments during the year ended December 31, 2023.

During the year ended December 31, 2021, the Company sold three (3) lots to an affiliate of a related party of the Company for a total purchase price of $120,000, of which $61,440 was funded as of December 31, 2022. The Company has not received any payments during the year ended December 31, 2023.

The remaining unpaid amount owed to the Company was $58,560 as of December 31, 2023, and December 31, 2022.

NOTE 4 – LAND AND BUILDING

Land and buildings, net as of December 31, 2023, and 2022:

	Useful life	December 31, 2023	December 31, 2022
Land – Emerald Grove		$203,419	$203,419

Land – Rancho Costa Verde Development		$22,797,221	$-

Furniture & equipment, net	5 years	$2,677	$1,877

Building – Emerald Grove	20 years	2,591,421	1,048,138
Less: Accumulated depreciation		(772,596)	(184,393)

Building, net		$1,818,825	$863,745

Depreciation expense was approximately $52,400 for the years ended December 31, 2023, and 2022, respectively. The Company fully impaired the carrying balance of its land held for sale and the cost accumulated under construction in process for its Oasis Park project for total amount of $766,632, which is presented under impairment loss in the consolidated statement of operations for the year ended December 31, 2022.

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

The construction contractor is also an entity controlled by our Chief Executive Officer. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino was $0 as of December 31, 2023 and 2022. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 during the year ended December 31, 2023.

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

In November and December 2019, $250,000 was paid to the Company’s Chief Executive Officer, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 as a down payment towards the acquisition of the land from Valdeland. As of December 31, 2023 and 2022, the Company issued 250,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land. The amount was fully impaired during the year ended December 31, 2022.

Valdeland has completed a two-bedroom model home, an enhanced entrance, and interior roads as well as site preparation for four (4) new homes adjacent to the model home. It has commenced construction on four residential lots following the payment of the required minimum deposits from buyers.

The Company funded the construction by an additional $179,700 during the year ended December 31, 2023. Valdeland is the construction contractor is also an entity controlled and owned by Roberto Valdes.

The balance of construction in process for Plaza Bajamar totaled $0 as of December 31, 2023 and 2022. During the year ended December 31, 2023, the Company fully impaired the accumulated costs related to Plaza Bajamar, due to the uncertainty pertaining to title transfer for a total amount of $179,700, which is presented under impairment loss in the consolidated statement of operations for the nine months ended December 31, 2023.

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

As of December 31, 2023, Valdeland sold six (6) house constructions on residential lots for estimated price of $1.5 million, of which $0.5 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheet as of December 31, 2023. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

Rancho Costa Verde Development (“RCVD”)

RCVD is a 1,000 acre, 1,200 lot master planned community in Baja, California, located few miles from the Company’s Oasis Park resort on the sea of Cortez. To date, RCVD has sold over 1,000 residential lots and built 55 single-family homes with approximately 30 under construction. This is in addition to a completed boutique hotel and clubhouse.

NOTE 5 – RELATED PARTY TRANSACTIONS

Roberto Valdes - Chief Executive Officer

Chief Executive Officer – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with its Chief Executive Officer.

The Company has not paid any salary to its Chief Executive Officer for the year ended December 31, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the year ended December 31, 2023. The balance owed is $66,846 and $33,038 as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company funded an aggregate amount of 1.4 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by the Company’s Chief Executive Officer. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by the Chief Executive Officer (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”).

During the year ended December 31, 2023, the Company funded an aggregate amount of approximately $251,000 to the construction companies owned by the Company’s Chief Executive Officer for the two projects in Ensenada, Baja California. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2023. The properties at Valle Divino and Plaza Bajamar have executed promise to purchase agreements between the Company and Roberto Valdes, which require the transfer of titles of the land free of liens and encumbrances to the Company. There can be no assurance as to what and if any profit might have been received by our Chief Operating Officer, in his separate company as a result of these transactions.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $67,600, respectively, of stock-based compensation related to these stock options during the year ended December 31, 2023.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with its Chief Financial Officer.

The Company has not paid any salary to its Chief Financial Officer for the year ended December 31, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the year ended December 31, 2023. The balance owed is $66,846 and $33,038 as of December 31, 2023 and 2022, respectively.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $67,600, respectively, of stock-based compensation related to these stock options during the year ended December 31, 2023.

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

The Company has not paid any salary to its President for the year ended December 31, 2023. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the year ended December 31, 2023. The balance owed is $66,846 and $33,038 as of December 31, 2023 and 2022, respectively.

Frank Ingrande was the co-founder and owner of 33% of the Company’s equity-method investee RCVD. During the year ended December 31, 2023, the Company acquired the remaining 75% interest in RCVD, which became the Company’s wholly owned subsidiary as of December 31, 2023 (note 9).

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $67,600, respectively, of stock-based compensation related to these stock options during the year ended December 31, 2023.

International Real Estate Development, LLC. (“IRED”)

Frank Ingrande was an owner of 33% of IRED at the time of the 25% initial investment in RCVD in May 2021 and subsequent to this transaction became a shareholder and President of the Company. As of the date the remaining 75% interest was acquired by the Company and as of December 31, 2023, Mr. Ingrande was still the President of the Company and a 33% owner in IRED. As such, any transactions with IRED are deemed to be related party transactions.

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

NOTE 6 – PROMISSORY NOTES

Promissory notes consisted of the following at December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022

Cash Call note payable, due August 2020 – past maturity	$24,785	$24,785
Elder note payable, 10% interest, due March 2020 – past maturity	1,500	1,500
Elder note Payable, 15% interest, due March 2021- past maturity	76,477	76,477
Griffith note Payable, 15% interest, due May 2024	250,000	-
Banker note Payable, 15% interest, due October 2023 – past maturity	97,500	-
Robles note Payable, 10% interest, due November 2023 – past maturity	37,500	-
Victrix note payable, 20% interest, due March 2024	400,000	-
Redwood Trust note payable, 12% interest, due January 2024	1,787,000	1,787,000
Total Notes Payable	$2,674,762	$1,889,762
Less discounts	-	(4,146)

Total Promissory notes, net of discount	2,674,762	1,885,616

Less current portion	(2,674,762)	(1,885,616)

Total Promissory notes, net of discount - long term	$-	$-

Redwood Trust

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees. On June 27, 2023, the Company, through Emerald Grove Estates, LLC, its wholly owned company, executed a modification agreement, under which the maturity date was extended to January 1, 2024, and the payment of all unpaid interest, late fees, charges. The Company incurred $254,648 of interest expense and paid $263,377 of interest during the year ended December 31, 2023. Accrued interest was $649 and $73,040 as of December 31, 2023 and 2022, respectively.

Victrix LLC

On December 6, 2023, the Company took out a second financing on its 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $400,000 carrying coupon at twenty (20) percent and continuing monthly thereafter until maturity on March 31, 2024, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust and collateralized by 2,000,000 shares of common stock to be held in escrow until the debt is satisfied in full.

Cash Call, Inc. – In default

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on August 1, 2020. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of December 31, 2023 and 2022. There was no activity during the year ended December 31, 2023.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. No payment was made under this settlement agreement.

As of December 31, 2023 and 2022, the remaining principal balance was $24,785, respectively. The Company has not incurred any interest expense related to this promissory note during the year ended December 31, 2023 due to the agreed upon settlement amount.

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

There was no activity during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the remaining principal balance was $76,477, respectively.

The Company incurred approximately $11,472 and $11,310 of interest during the years ended December 31, 2023 and 2022, respectively. Accrued interest was $34,971 and $23,500 as of December 31, 2023 and 2022, respectively.

Bobbie Allen Griffith

On September 5, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $215,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest is due on September 8, 2023.

The Company repaid the note in full during the ended December 31, 2023. During the year ended December 31, 2023, the Company was advanced another $250,000 due in May 2024. As of December 31, 2023, the remaining principal balance was $250,000.

The Company incurred approximately $15,500 of interest during the year ended December 31, 2023, respectively. Accrued interest was $15,500 as of December 31, 2023.

The Company initially recognized a debt discount and stock payable on this note of $20,777 as of December 31, 2023. The Company incurred amortization expense of debt discount on the note of $20,777 during the year ended December 31, 2023.

George Banker – In Default

On August 11, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $150,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest was due on October 11, 2023. The note is in technical default as it is past maturity date and the Company failed to repay the outstanding principal and accrued interest.

The Company incurred approximately $22,500 of interest during the year ended December 31, 2023, respectively. Accrued interest was $22,500 as of December 31, 2023. As of December 31, 2023, the remaining principal balance was $97,500.

The Company initially recognized a debt discount and stock payable on this note of $5,769 as of December 31, 2023. The Company incurred amortization expense of debt discount on the note of $5,769 during the year ended December 31, 2023.

George Robles – In Default

On September 1, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $100,000. Interest under the promissory note is 5% per month with a default rate of 10% per month, and the principal and all accrued but unpaid interest was due on November 1, 2023. The note is in technical default as it is past maturity date and the Company failed to repay the outstanding principal and accrued interest.

The Company incurred approximately $7,500 of interest during the year ended December 31, 2023, respectively. Accrued interest was $7,500 as of December 31, 2023. As of December 31, 2023, the remaining principal balance was $37,500.

The Company initially recognized a debt discount and stock payable on this note of $5,393 as of December 31, 2023. The Company incurred amortization expense of debt discount on the note of $5,393 during the year ended December 31, 2023.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

1800 Diagonal convertible note #1, 9% interest, due July 2023	-	85,000
1800 Diagonal convertible note#2, 9% interest, due September 2023	-	64,250
1800 Diagonal convertible note #3, 9% interest, due October 2023	-	122,488
1800 Diagonal convertible note #5, 9% interest, due June 2024	55,000	-
1800 Diagonal convertible note #6, 10% interest, due September 2024	68,511	-
1800 Diagonal convertible note #7, 10% interest, due September 2024	61,600	-
Mast Hill convertible note, 16% interest, due March 2023 (in default)	250,000	250,000
Blue Lake convertible note, 16% interest, due March 2023 (in default)	250,000	250,000
International Real Estate Development, 5% interest, due March 2024	8,900,000	-
Total convertible notes	$9,585,111	$771,738
Less discounts	(33,034)	(213,081)

Total convertible notes, net of discount	9,552,077	558,657

Less current portion	(9,552,077)	(558,657)

Total convertible notes, net of discount - long term	$-	$-

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

During the year ended December 31, 2023, the Company converted approximately $133,096 of interest and default premium into 1,664,857 shares of common stock.

The principal balance owed to Mast Hill Fund was $250,000 as of December 31, 2023 and 2022. The Company incurred approximately $36,884 of interest during the year ended December 31, 2023. Accrued interest totaled approximately $9,221 and $23,703, respectively, as of December 31, 2023 and 2022.

The Company is in default as the Company (i) consummated a variable rate transaction with another lender and (ii) failed to make the required installment payment as required under the terms of the agreement. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

As of December 31, 2023 and 2022, the default penalty was $0 and $68,426, respectively. During the year ended December 31, 2023, the Company recognized an additional $6,904 of default penalty for a total amount of $75,289, which was fully converted into shares of common stock during the year ended December 31, 2023.

The Company initially recognized $219,832 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The Company amortized $50,742 through interest expenses during the year ended December 31, 2023.

The balance of the unamortized debt discount was $0 and $50,742 as of December 31, 2023 and 2022.

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

The principal balance owed to Blue Lake was $250,000 as of December 31, 2023 and 2022. The Company incurred approximately $17,867 of interest during the year ended December 31, 2023. Accrued interest totaled approximately $41,207 and $23,400, respectively, as of December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, the Company accrued $97,195 as default penalty, which is presented in accounts payable and accrued interest in the consolidated balance sheets.

The Company initially recognized $219,607 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The Company amortized $53,097 through interest expenses during the year ended December 31, 2023.

The balance of the unamortized debt discount was $0 and $53,097, respectively, as of December 31, 2023 and 2022.

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

During the nine months ended December 31, 2023, the Company converted $15,000 of principal into 242,404 shares of common stock. The Company repaid $111,594 from a related party note (note 8) for the outstanding principal and accrued interest and default interest.

The principal balance of Diagonal note #1 was $0 and $85,000 as of December 31, 2023 and 2022. The Company incurred approximately $37,900 of interest expenses during the year ended December 31, 2023. Accrued interest was $0 and $3,700, respectively, as of December 31, 2023 and 2022.

The Company initially recognized $4,250 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $2,479 through interest expenses during the year ended December 31, 2023. The balance of the unamortized debt discount was $0 and $2,479, respectively, as of December 31, 2023 and 2022.

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

The principal balance owed to Diagonal was $0 and $64,250 as of December 31, 2023 and 2022. The Company incurred approximately $16,620 of interest expenses during the year ended December 31, 2023. Accrued interest was $0 and $1,900, respectively, as of December 31, 2023 and 2022.

The Company amortized $42,876 of debt discount through interest expenses during the year ended December 31, 2023. The balance of the unamortized debt discount was $0 and $2,833, respectively, as of December 31, 2023 and 2022.

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

During the year ended December 31, 2023, the Company repaid $12,804 of interest and repaid $122,488 of principal.

The Company initially recognized $19,494 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $15,433 through interest expenses during the year ended December 31, 2023. The balance of the unamortized debt discount was $0 and $15,433, respectively, as of December 31, 2023 and 2022.

The balance of the Diagonal note #3 was $0 and $122,488, respectively, as of December 31, 2023 and 2022.

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

During the year ended December 31, 2023, the Company repaid $104,250 of principal.

The Company initially recognized $4,250 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $4,250 through interest expenses during the year ended December 31, 2023. The balance of the unamortized debt discount was $0 as of December 31, 2023.

The balance of the Diagonal note #4 was $0 as of December 31, 2023.

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

The Company incurred approximately $1,652 of interest expenses during the year ended December 31, 2023. Accrued interest was $1,652 as of December 31, 2023.

The Company initially recognized $5,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $1,527 through interest expenses during the year ended December 31, 2023. The balance of the unamortized debt discount was $3,473 as of December 31, 2023.

The balance of the Diagonal note #5 was $55,000 as of December 31, 2023.

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

The Company incurred approximately $9,200 of interest expenses during the year ended December 31, 2023. Accrued interest was $9,200 as of December 31, 2023.

The Company initially recognized $17,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $5,668 through interest expenses during the year ended December 31, 2023. The balance of the unamortized debt discount was $11,332 as of December 31, 2023.

The balance of the Diagonal note #6 was $68,511 as of December 31, 2023.

Diagonal note #7

On December 5, 2023, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $61,600 for net proceeds of $55,000, net of issuance costs of $6,600. Interest under the convertible promissory note is 10% per year and a default coupon of 22%.

The maturity date of the note is September 15, 2024. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price. The note includes a prepayment feature at a premium of up to 25% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

The Company incurred approximately $6,160 of interest expenses during the year ended December 31, 2023. Accrued interest was $6,160 as of December 31, 2023.

The Company initially recognized $6,600 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $789 through interest expenses during the year ended December 31, 2023. The balance of the unamortized debt discount was $5,811 as of December 31, 2023.

The balance of the Diagonal note #7 was $61,600 as of December 31, 2023.

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

The Company incurred $445,000 of interest during the year ended December 31, 2023. Accrued interest was $445,000 as of December 31, 2023. The balance was $8,900,000 as of December 31, 2023.

NOTE 8 – PROMISSORY NOTES – RELATED PARTIES

Related party promissory notes consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
RAS Real Estate LLC – Past maturity	$-	$249,589
Six-Twenty Management LLC – On demand	-	960,746
Frank Ingrande – On demand	10,394	-
Lisa Landau – On demand	94,104	76,359
Total promissory notes, net of discount current	$104,498	$1,286,694

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

During the year ended December 31, 2023, Six Twenty funded an additional $485,881 and repaid in cash $111,594 the remaining balance of one of the Diagonal notes (See note 7). The Company paid $143,883 in cash towards the non-convertible promissory note.

During the year ended December 31, 2023, the Company converted the outstanding balance and interest payable into Series D Preferred Stock. See note 12 for further discussion.

The Company incurred approximately $84,860 and $62,611 of interest expense during the year ended December 31, 2023 and 2022, respectively. Accrued interest was $0 and $86,965 as of December 31, 2023 and 2022, respectively. Refer to note 5 for disclosures on related party.

As of December 31, 2023 and 2022, the principal balance owed to Six-Twenty was $0 and $960,746, respectively.

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

During the year ended December 31, 2023, the Company paid $12,300 towards the promissory note. In addition, in September 2023, the Company converted the outstanding principal, interest, and default interest into 7,021,171 common shares for the remaining total interest and principal balance of $386,023. At the date of issuance and conversion, the value of the common shares issued was $1,167,588, causing a loss on conversion for the Company of $781,565. The outstanding balance is $0 and $249,589 as of December 31, 2023, and 2022, respectively.

During the year ended December 31, 2023, the Company incurred $102,858 in interest based on the default coupon rate of 18%. As of December 31, 2023, and 2022, the accrued interest balance owed to RAS, LLC was $0 and $45,876, respectively, as the remaining accrued balance was converted into common shares as noted above.

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. During the year ended December 31, 2023, Lisa Landau advanced $71,000 to the Company for general corporate expenses and paid directly $71,000 towards one of the Diagonal convertible notes. The Company repaid $152,065 in cash during the year ended December 31, 2023.

The principal balance was $94,104 and $76,360 as of December 31, 2023 and 2022, respectively. The advances are on demand but do not carry any interest.

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

The secured convertible promissory note has a principal amount of $8,900,000 and is payable in quarterly installments of $2,225,000, carries a five percent (5%) coupon with a maturity date of March 31, 2024. The note carries a default coupon of twelve percent (12%) on the unpaid principal after the maturity date. The note includes standard events of default, which will result in the principal and accrued interest to be payable immediately. The note is convertible at any time commencing on April 1, 2023, at the option of the holder, into shares of common stock of the company at a 10% discount to market. The note may be prepaid at any time without penalties. The Company has not made the first installment by December 31, 2023, but the Company obtained a default waiver from IRED. The Company incurred approximately $445,000 of interest during the year ending December 31, 2023 (note 7).

RCVD was originally formed in the State of Nevada. RCVD is a 1,100-acre master planned second home, retirement home, and vacation home real estate community located on the east coast of Baja California, Mexico. It is just south of the small fishing village of San Felipe, where the Oasis Park Resort project of the Company is located.

As of December 31, 2023, the Company finalized its purchase price allocation and valuation for the acquisition of RCVD.

The acquisition-date fair value of the consideration transferred is as follows:

January 3, 2023

Fair value of common stock	$1,800,000
Fair value of common stock warrants	2,674,972
Promissory notes	$8,900,000
Fair value of consideration transferred	$13,374,972

The following is the purchase price allocation as of the January 3, 2023, acquisition date:

January 3, 2023
Cash	$321,916
Accounts receivable	1,900,388
Other current assets	342,574
Fixed Assets	16,213,967
Accounts payable and accrued expenses	(652,329)
Mortgage loans	(6,576,566)
Related party notes	(16,545)
Deferred revenue	(9,276,620)
Net Assets Acquired	$2,256,785
Goodwill	11,118,187
Total consideration	$13,374,972

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2023 and 2022 assume the acquisition was completed on January 1, 2022:

	Years Ended December 31,
	2023	2022
Pro forma net revenues	1,090,617	1,516,622
Pro forma net loss	(1,110,022)	(926,798)

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

	For the Years Ending December 31,
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

The Company acquired a controlling financial interest and accounted for this transaction as a business combination in stages under ASC 805 (refer to note 9). Upon the acquisition of such controlling interest, the Company re-measured the previously held equity method interest to fair value as part of the accounting for the business combination, see Note 9.

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

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 250,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of December 31, 2023 and 2022, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $995,747 has been paid, leaving a firm commitment of approximately $560,250 as of December 31, 2023.

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

The Company fully impaired the carrying balance of its account receivable owed by IntegraGreen as of December 31, 2023 and 2022.

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. Contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of December 31, 2023 and 2022.

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

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity at December 31, 2023 consisted of 150,000,000 authorized common shares and 2,010,000 authorized preferred shares, all with a par value of $0.001 per share. As of December 31, 2023, there were 79,658,165 shares issued and 76,658,165 shares outstanding. As of December 31, 2022, there were 43,499,423 shares issued and outstanding.

As of December 31, 2023, there were 28,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,100 shares of Series C Preferred Stock issued and outstanding, and 17,000 shares of Series D Preferred Stock issued and outstanding

As of December 31, 2022, there were 28,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding.

Equity Incentive Plans

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The 2022 Plan was never approved by the stockholders. Therefore, any options granted under the 2022 Plan prior to stockholder approval will be “non-qualified”. The Company granted 2,150,000 options during the year ended December 31, 2022. There was no activity during the year ended December 31, 2023. The Company has 2,150,000 options issued and outstanding under the 2022 Plan as of December 31, 2023.

2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Plan. There was no activity during the year ended December 31, 2023. The Company has 1,700,000 options issued and outstanding under the 2020 Plan as of December 31, 2023 and 2022.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the year ended December 31, 2023. The Company has 2,150,000 options issued and outstanding under the 2019 Plan as of December 31, 2023 and 2022.

Activity during the year ended December 31, 2023

During the year ended December 31, 2023, the Company issued 2,953,000 shares of common stock pursuant to consulting agreements for a total fair value of approximately $449,000.

During the year ended December 31, 2023, the Company issued 20,000,000 shares of common stock pursuant to a business acquisition with a fair value of $1,800,000.

During the year ended December 31, 2023, the Company issued 8,928,435 shares of common stock pursuant to the conversion of convertible notes and notes payable.

During the year ended December 31, 2023, the Company issued 267,310 shares of common stock pursuant to a cashless exercise of warrants.

During the year ended December 31, 2023, the Company issued 1,410,000 shares of common stock pursuant to an exercise of warrants.

During the year ended December 31, 2023, the Company issued 500,000 shares of common stock for $50,000 in cash proceeds.

During the year ended December 31, 2023, the Company issued 2,100,000 common shares pursuant to agreements with two lenders. Of these issuances, 2,000,000 common shares are being held in escrow as collateral for short-term note payable and will be returned to treasury upon satisfying the note in full.

Activity during the year ended December 31, 2022

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

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized $1,022,822 and $60,000, respectively, of dividend on Series B during the year ended December 31, 2023 and 2022, aggregating the total accrual to $1,212,822 and $190,000 as of December 31, 2023 and December 31, 2022, respectively. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

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

The Company did not issue any shares of Series A or Series B preferred stock during the year ended December 31, 2023.

On June 2, 2023, the Company authorized and issued 10,000 and 3,100 shares, respectively, of Series C Preferred Stock (“Series C”) to Bigger Capital Fund, LP in a private equity offering for $310,000. Management determined that the Series C should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2023, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of December 31, 2023, Management recorded the value attributable to the Series C of $310,000 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature. The Company recognized such BCF as a discount on the convertible preferred stock. The discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend. The holder can convert the Series C into shares of common stock at a variable discount to the market price.

The terms and conditions of the Series C include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series C. The Company has recognized a deemed dividend of $60,003 based on a discount to the purchase price on the Series C during the year ended December 31, 2023. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by 8% per annum upon each occurrence of an event of default.

Concurrently with this SPA, the Company entered into a Warrant Inducement Agreement (“Inducement”). Previously, on July 26, 2021, the Company entered into a Warrant Purchase Agreement with Bigger Capital Fund, LP where the Company issued common stock purchase warrants at an exercise price of $0.68 (the “Existing Warrants”). As further consideration for Bigger Capital Fund, LP agreeing to enter in the Series C Preferred Stock Securities Purchase Agreement (the “New Purchase Agreement”), the Company offered an additional 1,240,000 Warrant Shares, and (b) a reduction of the exercise price of the Existing Warrants to $0.07 per Warrant Share. As such, upon accepting this offer, the terms to the Existing Warrant issued pursuant to the Inducement have been amended and restated to refer to 2,740,000 Warrant Shares in the aggregate and all Existing Warrants issued pursuant to the Inducement will have an updated exercise price per share of $0.07. As such, the Company has recorded share-based compensation expenses of $113,896 related to the additional warrants issued during the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Company converted $1,414,338 of principal and $171,825 of interest payable due to Six Twenty Management LLC into 17,000 shares of Series D Convertible Preferred Stock. The previous amounts due to the related party are discussed further in Note 8 of these financial statements.

Stock Options

A summary of the Company’s option activity during the years ended December 31, 2023 and 2022, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2022	6,000,000	$0.34	3.88
Granted	-	-	-
Exercised	-	-	-
Forfeit/Canceled	-	-	-
Outstanding at December 31, 2023	6,000,000	$0.34	2.89

Exercisable at December 31, 2023	6,000,000

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2021	3,850,000	$0.41	4.30
Granted	3,450,000	0.13	5.00
Exercised	(1,300,000)	0.00	5.00
Forfeit/Canceled	-	-	-
Outstanding at December 31, 2022	6,000,000	$0.34	3.88

Exercisable at December 31, 2022	4,521,875

Options outstanding as of December 31, 2023 and 2022, had aggregate intrinsic value of $0, respectively. At December 31, 2023, the total deferred share-based compensation has been fully recognized.

The following table summarizes information about stock options outstanding and vested at December 31, 2023:

	Options Outstanding				Options Vested
			Weighted
			Average	Weighted		Weighted	Weighted
	Number	Number	Remaining	Average	Number	Remaining	Average
Exercise	of Options	of Options	Contractual	Exercise	of	Contractual	Exercise
Prices	Outstanding	Exercisable	Life	Price	Options	Life	Price
			(In years)			(In years)

$0.20	2,150,000	2,150,000	3.92	0.20	2,150,000	3.92	0.20
$0.33	1,700,000	1,700,000	1.65	0.33	1,700,000	1.65	0.33
$0.43	600,000	600,000	2.99	0.43	600,000	2.99	0.43
$0.50	1,550,000	1,550,000	2.75	0.50	1,550,000	2.75	0.50
	6,000,000	4,521,875	2.88	$0.34	4,521,875	2.88	$0.34

The Company measured equity-based compensation using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
	2023	2022

Expected term	0.50-1.00 years	0.50-1.00 years
Strike price	$0.00 – 0.20	$0.00 – 0.20
Expected volatility	148%-275%	148%-275%
Expected dividends	None	None
Risk-free interest rate	0.34% - 0.85%	0.34% - 0.85%
Forfeitures	None	None

Warrants

A summary of the Company’s warrant activity during the years ended December 31, 2023 and 2022, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2022	3,867,500	$0.71	4.11
Granted	34,240,000	0.10	4.75
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at December 31, 2023	38,107,500	$0.16	4.17

Exercisable at December 31, 2023	38,107,500

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2021	3,180,000	$0.69	5.08
Granted	687,500	0.80	4.23
Exercised	-	-	-
Forfeit/Canceled	-	-	-
Outstanding at December 31, 2022	3,867,500	$0.71	4.11

Exercisable at December 31, 2022	3,867,500

During the year ended December 31, 2023, the Company issued 33,000,000 warrants, convertible into an equivalent number of shares of common stock, following the acquisition of Rancho Costa Verde Development, LLC (See note 9).

As noted above, during the year ended December 31, 2023, the Company issued 1,240,000 additional warrants, convertible into an equivalent number of shares of common stock, following the issuance of the Series C Preferred Stock private offering.

The aggregate intrinsic value as of December 31, 2023 and 2022, was $7,155,146 and 0, respectively.

The Company used the following assumptions to value the warrants issued during the years ended December 31, 2023 and 2022:

	December 2023	December 2022
	Warrants	Warrants

Risk free rate	3.94%	2.34-2.54%
Market price per share	$0.09	$0.45
Life of instrument in years	5 years	5 years
Volatility	162%	210%
Dividend yield	0%	0%

NOTE 13 – INCOME TAX

As of December 31, 2023 and 2022, the Company had gross federal net operating loss carryforwards of approximately $29.8 million and $21.4 million, respectively. Management expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of December 31, 2023, all tax years are open for examination by the taxing authorities.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2023, the Company entered into a securities purchase agreement with IRED under which the Company issued 89,000 shares of Series A preferred stock at $100 per share to convert the outstanding note payable and accrued interest of $8,900,000 and $445,000, respectively.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2023. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

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

Name	Age	Position
Roberto Jesus Valdes	55	Principal Executive Officer and a Director.
Jason Sunstein	52	Principal Financial and Accounting Officer and a Director.
Frank Ingrande	61	President and a Director

Roberto Jesus Valdes

Mr. Valdes has been the President of Grupo Valcas, Baja Residents Club, S.A. de, C.V. since 2004, and was the Assistant in the Grupo Valcas Design Department from 1989 to 1991. From 1991 through 2004, Mr. Valdes was a member of the Board of Directors, DUBCSA - Bajamar Ocean Front Resort Master Developer. During his term as a director, he acted as Project Director for Grupo Valcas. His projects have included:

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

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors or any independent directors on our board, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We have disclosed throughout this Annual Report all potential Conflicts of interest involving the Company’s executive officers as disclosed in notes 3, 4, 5, 8 and 9. We are not aware of any other conflicts of interest with any of our executives or directors.

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

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, for the two fiscal years ended December 31, 2023, and 2022, which includes cash compensation, stock options awarded and all other compensation:

Name and Principal Position	Year Ended Dec. 31	Salary/Fees ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Roberto Jesus Valdez, CEO and a Director	2023	132,152	-	-	-	-	-	-	135,152
	2022	132,152	-	-	53,825	-	-	-	185,977
Jason Sunstein, CFO and a Director	2023	132,152	-	-	-	-	-	-	135,152
	2022	132,152	-	-	53,825	-	-	-	185,977
Frank Ingrande, President and a Director	2023	132,152	-	-	-	-	-	-	135,152
	2022	132,152	-	-	53,825	-	-	-	185,977

(1)	Effective January 1, 2020, the Company executed employment agreements with our Chief Executive Officer and Chief Financial Officer. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend and four weeks of paid vacation. On May 10, 2021, the Company executed an employment agreement with our President including a base salary of $120,000 per annum and a $500 monthly auto stipend and four weeks of paid vacation.
(2)	On December 1, 2022, the Company awarded 465,833 to each of our named executives under the 2022 Plan, with a strike price of $0.20 and a contractual term of five (5) years. The options vest 25% on grant date and 75% monthly over the twelve months from grant date. The call option was valued at $0.20.

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

Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of December 31, 2023 and 2022, and 2021, ILA has 2,150,000 options issued and outstanding. The Company did not issue any stock options during the year ended December 31, 2023 and 2022.

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

The Company recognized $0 and $714,197 of stock-based compensation related to the 2019 Plan options during the year ended December 31, 2023 and 2022, respectively.

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

During the year ended December 31, 2022, the Company issued 1,300,000 options under the 2020 Plan, of which 1,300,000 were converted into common stock for a total consideration of $1,300 from exercise. No options were issued in 2023.

The Company recognized $0 and $690,396 of stock-based compensation related to the 2020 Plan options during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, ILA has 1,700,000 options issued and outstanding.

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

During the year ended December 31, 2022, the Company issued 2,150,000 options under the 2022 Plan. No options have been converted to the Company’s common stock during the year ended December 31, 2023 and 2022.

The Company recognized approximately $130,079 of stock-based compensation related to the 2022 Plan options during the year ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company has 2,150,000 options issued and outstanding.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The percentage of shares is based on 86,064,195 shares issued and outstanding on June 27, 2024.

Name	# of Shares of Common Stock	Percentage
Roberto Jesus Valdes	6,433,961	8.1%
Jason Sunstein	6,080,648	7.6%
Frank Ingrande	1,988,966	2.5%

All Exec. Officers and Directors as a group (3 persons)	14,503,575	18.2%

*	Jason A. Sunstein Family Investments, LLC is the record holder of these shares. Jason Sunstein controls Jason A. Sunstein Family Investments, LLC.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Please see Note 5 to the financial statements for a description of our related party transactions.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Bush and Associates CPAS and M&K CPAS for the years ended December 31, 2023, and 2022:

	Year ended December 31,
	2023	2022

Audit Fees	$175,800	$136,900

Audit-Related Fees	$-	$-

Tax Fees	$-	$-

All Other Fees	$-	$-

Pre-Approval Policy

Our Board of Directors as a whole pre-approves all services provided by Bush and Associates CPAS and M&K CPAS PLLC. For any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (Incorporated by reference from exhibit 3.1 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
3.2	Bylaws of the Registrant (Incorporated by reference from exhibit 3.2 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
10.1	Share Exchange Agreement with ILA Mexico (Incorporated by reference from exhibit 10.1 to amendment #1 to our registration statement on form S-1 filed with the SEC on November 10, 2016)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (Incorporated by reference from exhibit 10.2 to amendment #1 to our registration statement on Form S-1 filed with the SEC on November 10, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual report for the period ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL).
101.INS	Inline XBRL Taxonomy Extension Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of June, 2024.

INTERNATIONAL LAND ALLIANCE, INC.

By:	/s/ Roberto Jesus Valdes
Name:	Roberto Jesus Valdes
Title:	Principal Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the dates stated.

Signature

/s/ Roberto Jesus Valdes	Dated: June 27, 2024
Roberto Jesus Valdes
President, Principal Executive Officer, and a director

/s/ Jason Sunstein	Dated: June 27, 2024
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

