Form 10-Q
period 2024-03-31
International Land Alliance Inc.
filed 2024-07-09
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of July 8, 2024, the registrant had 86,759,195 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$136,856	$140,247
Accounts receivable	1,505,712	1,652,086
Prepaid and other current assets	16,815	16,815
Total current assets	1,659,383	1,809,148

Land	15,776,526	15,551,526
Buildings, net	1,802,161	1,818,825
Furniture and equipment, net	2,677	2,677
Other non-current assets	55,767	53,468
Goodwill	11,118,187	11,118,187

Total assets	$30,414,701	$30,353,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,931,617	$1,431,676
Accounts payable and accrued liabilities related parties	361,223	361,223
Deferred revenue	-	4,521,222
Accrued interest	1,264,035	1,756,937
Contract liability	143,382	93,382
Deposits	20,500	20,500
Derivative liability	804,672	781,924
Convertible notes, net of debt discounts	620,074	652,077
Convertible note RCVD acquisition	-	8,900,000
Promissory notes, net of debt discounts	2,744,762	2,674,762
Promissory notes, net discounts – Related Parties	53,232	104,498
Other loans	7,436,657	7,358,600
Total current liabilities	15,380,153	28,656,801

Total liabilities	15,380,153	28,656,801

Commitments and Contingencies (Note 11)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500
Preferred Stock Series C (Temporary Equity)	310,000	310,000
Total Temporary Equity	603,500	603,500

Stockholders’ Equity

Preferred stock; $0.001 par value; 2,000,000 shares authorized; 117,000 and 28,000 Series A shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	117	28
1,000 Series B shares issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
3,100 Series C shares issued and outstanding as of March 31, 2024 and December 31, 2023	3	3
17,000 Series D shares issued and outstanding as of March 31, 2024 and December 31, 2023	17	17
Common stock; $0.001 par value; 150,000,000 shares authorized; 85,064,195 and 82,064,195 shares issued and outstanding as of March 31, 2024, respectively, and 79,658,165 and 76,658,165 shares issued and outstanding as of December 31, 2023, respectively	85,064	79,658
Additional paid-in capital	38,190,434	28,476,622
Common stock payable	-	31,939
Treasury stock (3,000,000 shares as of March 31, 2024 and December 31, 2023)	(300,000)	(300,000)
Accumulated deficit	(23,544,588)	(27,194,738)
Total stockholders’ equity	14,431,048	1,093,530

Total liabilities and stockholders’ equity	$30,414,701	$30,353,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Net revenues and lease income	$5,088,874	$240,932

Cost of revenues	183,588	3,001

Gross profit	4,905,286	237,931

Operating expenses
Sales and marketing	167,689	260,084
Impairment loss	189,369	245,674
General and administrative expenses	295,001	610,180
Total operating expenses	652,059	1,115,938

Income (loss) from operations	4,253,228	(878,007)

Other income (expense)
Loss from debt extinguishment	-	(49,329)
Change in fair value derivative liability	(22,748)	(397,678)
Interest expense	(580,329)	(583,547)
Total other expense	(603,077)	(1,030,554)

Net income (loss)	$3,650,150	$(1,908,561)

Deemed dividend from RCVD acquisition	-	(25,354,976)

Net income (loss) applicable to common shareholders	$3,650,150	$(27,263,537)

Earnings (loss) per common share - basic and diluted	$0.05	$(0.45)

Weighted average common shares outstanding - basic and diluted	79,308,430	60,159,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

Activity for the Three Months Ended March 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Payable	Deficit	Equity

Balance, December 31, 2023	28,000	$28	1,000	$1	3,100	3	17,000	$17	79,658,165	$79,658	$(300,000)	$28,476,622	$31,939	$(27,194,738)	$1,093,530
Dividend on Series C Preferred	-	-	-	-	-	-	-	-	94,827	95	-	(95)	-	-	-
Common shares issued for exercise of warrants	-	-	-	-	-	-	-	-	2,484,832	2,485	-	(2,485)	-	-	-
Common shares issued pursuant to promissory notes	-	-	-	-	-	-	-	-	50,000	50	-	34,915	(31,939)	-	3,026
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	78,047	-	-	78,047
Common stock issued for consulting services	-	-	-	-	-	-	-	-	1,552,595	1,553	-	99,367	-	-	100,919
Common stock issued from debt conversion	-	-	-	-	-	-	-	-	1,223,776	1,224	-	47,902	-	-	49,126
Series A Preferred shares issued for the conversion of related party debt	89,000	89	-	-	-	-	-	-	-	-	-	9,456,161	-	-	9,456,250
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,650,150	3,650,150
Balance, March 31, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	85,064,195	$85,064	$(300,000)	$38,190,434	$-	$(23,544,588)	$14,431,048

Activity for the Three Months Ended March 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance, December 31, 2022	28,000	$28	1,000	$1	43,499,423	$43,500	-	$20,233,446	$(25,121,457)	$(4,844,482)
Common shares issued from related party acquisition	-	-	-	-	20,000,000	20,000	-	1,780,000	-	1,800,000
Fair value common shares warrants issued from related party acquisition	-	-	-	-	-	-	-	2,674,976	-	2,674,976
Deemed dividend from related party acquisition	-	-	-	-	-	-	-	(24,913,097)	(441,875)	(25,354,972)
Reciprocal interest in business acquisition	-	-	-	-	-		(300,000)	-	-	(300,000)
Common stock issued from debt conversion	-	-	-	-	1,077,164	1,077	-	146,728	-	147,805
Common stock issued for consulting services	-	-	-	-	100,000	100	-	14,900	-	15,000
Stock-based compensation	-	-	-	-	-	-	-	78,047	-	78,047
Dividend on Series B Preferred	-	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	-	(1,908,561)	(1,908,561)
Balance, March 31, 2023	28,000	$28	1,000	$1	64,676,587	$64,677	$(300,000)	$-	$(27,471,893)	$(27,707,187)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023

Cash Flows from Operating Activities
Net income (loss)	$3,650,150	$(1,908,561)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	213,931	78,047
Impairment loss	189,369	245,674
Fair value equity securities issued for services	-	15,000
Loss on debt extinguishment	-	49,329
Depreciation and amortization	51,531	29,748
Amortization of debt discount	-	160,830
Excess Fair Value of derivative	-	36,062
Change in fair value of derivative liability	22,748	397,678
Changes in operating assets and liabilities
Accounts Receivable	146,374	31,280
Prepaid and other current assets	-	40,363
Other non-current assets	(282,543)	(5,070)
Accounts payable and accrued liabilities	608,001	(15,754)
Accounts payable and accrued liabilities related parties	-	154,462
Deferred revenue	(4,521,222)	303,713
Accrued interest	63,348	294,346
Contract liability	50,000	129,830
Net cash provided by operating activities	191,688	36,978

Cash Flows from Investing Activities
Cash acquired from RCVD acquisition	-	321,919
Additional expenditures on land	(259,867)	(215,266)
Building and Construction in Progress payments	-	(179,700)
Net cash used in investing activities	(259,867)	(73,047)

Cash Flows from Financing Activities
Common stock, warrants and options sold for cash		-
Cash payments on promissory notes- related parties	(51,267)	(100,850)
Cash payments on promissory notes	(5,000)	(63,058)
Cash payments on convertible notes	(32,003)	-
Cash proceeds from convertible notes	-	100,000
Cash proceeds other loans	78,058	23,776
Cash proceeds from promissory notes	75,000	226,220
Net cash provided by financing activities	64,788	186,088

Net (decrease) increase in Cash	(3,392)	150,019

Cash, beginning of period	140,247	49,374

Cash, end of period	$136,856	$199,393

Supplemental disclosure of cash flow information
Cash paid for interest	$13,456	$47,285
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Dividend on Series B	$-	$15,000
Common shares issued with convertible debt	$49,126	$-
Series A shares issued for the conversion of related party notes payable	$9,456,250	$-
Debt discount from issuance of new promissory notes	$-	$104,250
Common shares issued for services	$213,931	15,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

For the three months ended March 31, 2024

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the audited financial statements and notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2024.

Liquidity and Going Concern

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of March 31, 2024, the Company’s current liabilities exceeded its current assets by approximately $13.7 million. The Company has recorded net income of $3.65 million for the three months ended March 31, 2024 and has an accumulated deficit of approximately $23.5 million as of March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to raise additional capital through the issuance of debt instruments and equity to fund its ongoing operations, which may have the effect of potentially diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales and house construction. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to March 31, 2024. The direct impact of these conditions is not fully known.

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

ILA Fund includes cash as its only assets with minimal expenses as of March 31, 2024. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of March 31, 2024. As of March 31, 2024, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations. All intercompany balances and transactions are eliminated in consolidation.

The Company’s consolidated subsidiaries and/or entities were as follows:

Name of Consolidated Subsidiary or Entity	State or Other Jurisdiction of Incorporation or Organization	Attributable Interest
ILA Fund I, LLC	Wyoming	100%
International Land Alliance, S.A. de C.V. (ILA Mexico)	Mexico	100%
Emerald Grove Estates, LLC	California	100%
Oasis Park Resort LLC	Wyoming	100%
Plaza Bajamar LLC	Wyoming	100%
Plaza Valle Divino, LLC	Wyoming	100%
Rancho Costa Verde Development, LLC	Nevada	100%

On January 1, 2023, the Company executed a securities purchase agreement pursuant to which the Company acquired all of the issued and outstanding units of Rancho Costa Verde Development, LLC. for a total contractual consideration of $13,500,000, paid through a combination of a promissory note, common stock and common stock purchase warrants.

Reclassification

Certain numbers from 2023 have been reclassified to conform with the current year presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024, and December 31, 2023, respectively.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of March 31, 2024:

	Fair Value Measurements at March 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$804,672	$804,672
Total	$-	$-	$804,672	$804,672

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the three months ended March 31, 2024:

Derivative
Liability
Balance December 31, 2023	$781,924

Change in estimated fair value	22,748
Balance March 31, 2024	$804,672

Derivative Liability

As of March 31, 2024, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For the Three Months Ending March 31,
	2024	2023

Expected term	1 month – 1 year	1 month – 1 year
Exercise price	$0.03 - $0.13	$0.05 - $0.10
Expected volatility	176% - 232%	139% - 163%
Expected dividends	None	None
Risk-free interest rate	5.03% - 5.55%	4.74% - 5.09%
Forfeitures	None	None

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

Land and Buildings

Land and buildings are stated at cost. Depreciation is provided by the use of the straight-line and accelerated methods for financial and tax reporting purposes, respectively, over the estimated useful lives of the assets. Buildings will have an estimated useful life of 20 years. Land is an indefinite-lived asset that is stated at fair value at date of acquisition.

Construction in progress (“CIP”)

A CIP asset reflects the cost of construction work undertaken, but not yet completed on land not currently owned by the Company. For construction in progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the assets should be reclassified as building, building improvement, infrastructure or land improvement and should be capitalized and depreciated. The land is currently owned by companies controlled by our Chief Executive Officer. The Company fully impaired the construction in progress on land currently owned by the Companies controlled by our Chief Executive Officer due to the uncertainty in title transfer as of March 31, 2024.

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

Rancho Costa Verde Development or RCVD generates revenue from the following sources: (1) lot sales, (2) home construction calculated as a set percentage of builders’ costs, (3) administrative income for loan servicing, (4) interest income resulting from monthly payments from financed loans made to customers on lot sales, (5) resale income as commission for selling homes for owners that have purchased lots at RCVD and (6) utilities revenue from waste water systems and solar systems.

The Company identified the following performance obligations related to the operations of RCVD: (1) subdivision of the developer parcel, (ii) casita free week for each customer allowing them to enjoy a free week to a casita per year. The Company determined that there was a significant financing component in most arrangements with customers, which results in the recognition of interest income.

The Company recognized $5,088,874 and $240,932, respectively, of net revenue during the three months ended March 31, 2024.

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $167,589 and $260,084 for the three months ended March 31, 2024 and 2023, respectively.

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

Net Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260 – Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes payable using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Options	6,000,000	6,000,000
Warrants	38,107,500	36,867,500
Total potentially dilutive shares	44,107,500	42,867,500

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2024.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during the three months ended March 31, 2024.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, ASU 2020-06 amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The Amendments also affects the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments are effective for public entities excluding smaller reporting companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods. Management has evaluated this update and has concluded it will not have a material impact on its financial statements.

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

During the three months ended March 31, 2024, the Company did not enter into any new contract to sell plots of land.

On September 29, 2021, the Company entered into a house construction contract for total consideration of $99,000, of which $43,967 was funded as of December 31, 2023, and presented under Contract Liability in the consolidated balance sheets. The Company has not received any payments during the three months ended March 31, 2024.

During the year ended December 31, 2021, the Company sold three (3) lots to an affiliate of a related party of the Company for a total purchase price of $120,000, of which $61,440 was funded as of December 31, 2023. The Company has not received any payments during the three months ended March 31, 2024.

The remaining unpaid amount owed to the Company was $58,560 as of March 31, 2024, and December 31, 2023.

NOTE 4 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of March 31, 2024, and December 31, 2023:

	Useful life	March 31, 2024	December 31, 2023
Land – Emerald Grove		$203,419	$203,419

Land – Rancho Costa Verde Development		$15,573,107	$15,348,107

Furniture & equipment, net	5 years	$2,677	$2,677

Building	20 years	2,626,288	2,591,421
Less: Accumulated depreciation		(824,127)	(772,596)

Building, net		$1,802,161	$1,818,825

Depreciation expense was approximately $51,531 and $29,748 for the three months ended March 31, 2024, and 2023, respectively.

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

There was no activity during the three months ended March 31, 2024. The construction contractor is also an entity controlled by our Chief Executive Officer. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino was $0 as of March 31, 2024 and December 31, 2023. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 during the year ended December 31, 2023.

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

In November and December 2019, $250,000 was paid to the Company’s Chief Executive Officer, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 as a down payment towards the acquisition of the land from Valdeland. As of March 31, 2024 and December 31, 2023 the Company has issued 250,000 shares of the Company’s common stock for a total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land. The balance was fully impaired during the year ended December 31, 2022.

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

The balance of construction in process for Plaza Bajamar totaled $0 as of March 31, 2024 and December 31, 2023. During the year ended December 31, 2023, the Company fully impaired the accumulated costs related to Plaza Bajamar, due to the uncertainty pertaining to title transfer for a total amount of $179,700.

Within the “restricted zone,” a foreigner can purchase the beneficial interest in real property through a bank trust or “fideicomiso.” Indeed, a bank trust must be used when acquiring property within the restricted zone. In this bank trust, the buyer of the property is designated as the “fideicomisario” or the beneficiary of the trust. While legal title is held by the bank, (specifically the trustee of the trust or the “fiduciario,”) the trustee must administer the property in accordance with the instructions of the buyer (the beneficiary of the trust). The property is not an asset of the bank, and the trustee is obligated to follow every lawful instruction given by the beneficiary to perform legal action. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2024.

As of March 31, 2024, Valdeland sold six (6) house constructions on residential lots for estimated price of $1.5 million, of which $0.5 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheet. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Chief Executive Officer – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with its Chief Executive Officer.

The Company has not accrued or paid any salary to its Chief Executive Officer for the three months ended March 31, 2024. The balance owed is $66,846 as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the Company funded an aggregate amount of $1.4 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by the Company’s Chief Executive Officer. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by the Chief Executive Officer (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”).

During the year ended December 31, 2023, the Company funded an aggregate amount of approximately $251,000 to the construction companies owned by the Company’s Chief Executive Officer for the two projects in Ensenada, Baja California. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2024. The properties at Valle Divino and Plaza Bajamar have executed promise to purchase agreements between the Company and Roberto Valdes, which require the transfer of titles of the land free of liens and encumbrances to the Company. There can be no assurance as to what and if any profit might have been received by our Chief Operating Officer, in his separate company as a result of these transactions.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the three months ended March 31, 2024.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with its Chief Financial Officer.

The Company has not paid or accrued any salary to its Chief Financial Officer for the three months ended March 31, 2024. The balance owed is $66,846 as of March 31, 2024 and December 31, 2023, respectively.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the three months ended March 31, 2024.

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

The Company has not accrued or paid any salary to its President for the three months ended March 31, 2024. The balance owed is $66,846 as of March 31, 2024, and December 31, 2023, respectively.

Frank Ingrande was the co-founder and owner of 33% of the Company’s equity-method investee RCVD. During the year ended December 31, 2023, the Company acquired the remaining 75% interest in RCVD, which became the Company’s wholly owned subsidiary as of January 2023 (Note 9).

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the three months ended March 31, 2024.

International Real Estate Development, LLC. (“IRED”)

Frank Ingrande was an owner of 33% of IRED at the time of the 25% initial investment in RCVD in May 2021 and subsequent to this transaction became a shareholder and President of the Company. As of the date the remaining 75% interest was acquired by the Company and as of March 31, 2024 and December 31, 2023, Mr. Ingrande was still the President of the Company and a 33% owner in IRED. As such, any transactions with IRED are deemed to be related party transactions.

On January 1, 2023, the Company issued a convertible promissory note pursuant to the acquisition of RCVD for a total principal of $8,900,000, carrying a 5% coupon and maturing on March 31, 2024. The convertible note is payable in quarterly installment of $2,225,000 starting on March 31, 2023. The convertible note includes a twelve percent (12%) default interest. Although, this convertible promissory note payable is part of the consideration to the business combination in stages (Note 9) which is not deemed a related party transaction, the convertible promissory note payable is with a related party and deemed a related party convertible promissory note payable. During the three months ended March 31, 2024, the Company convertible the entire principal and interest balance of the promissory note into 89,000 Series A Preferred Shares. See Note 7 and Note 9 for additional information related to this convertible promissory note.

NOTE 6 – PROMISSORY NOTES

Promissory notes consisted of the following at March 31 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Cash Call note payable, due August 2020 – past maturity	$24,785	$24,785
Elder note payable, 10% interest, due March 2020 – past maturity	1,500	1,500
Elder note payable, 15% interest, due March 2021- past maturity	76,477	76,477
Griffith note payable, 15% interest, due May 2024	250,000	250,000
Banker note payable, 15% interest, due October 2023 – past maturity	92,500	97,500
Robles note payable, 10% interest, due November 2023 – past maturity	37,500	37,500
Kitchner note payable, 10% interest, due July 2024	75,000	-
Victrix note payable, 20% interest, due March 2024	400,000	400,000
Redwood Trust note payable, 12% interest, due January 2024 – past maturity	1,787,000	1,787,000
Total Notes payable	$2,744,762	$2,674,762
Less discounts	-	-

Total Promissory notes, net of discount	2,744,762	2,674,762

Less current portion	(2,744,762)	(2,674,762)

Total Promissory notes, net of discount - long term	$-	$-

Redwood Trust

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees. On June 27, 2023, the Company, through Emerald Grove Estates, LLC, its wholly owned company, executed a modification agreement, under which the maturity date was extended to January 1, 2024, and the payment of all unpaid interest, late fees, charges. The Company incurred $254,648 of interest expense and paid $263,377 of interest during the three months ended March 31, 2024. Accrued interest was $649 and $649 as of March 31, 2024 and December 31, 2023, respectively.

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

Cash Call, Inc. – In default

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on August 1, 2020. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of December 31, 2023. There was no activity during the three months ended March 31, 2024.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. No payment was made under this settlement agreement.

As of March 31, 2024 and December 31, 2023, the remaining principal balance was $24,785, respectively. The Company has not incurred any interest expense related to this promissory note during the three months ended March 31, 2024 due to the agreed upon settlement amount.

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

There was no activity during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, the remaining principal balance was $76,477, respectively.

The Company incurred approximately $2,868 of interest during the three months ended March 31, 2024. Accrued interest was $37,839 and $34,971 as of March 31, 2024 and December 31, 2023, respectively.

Bobbie Allen Griffith

On September 5, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $215,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest is due on September 8, 2023.

The Company repaid the note in full during the year ended December 31, 2023. During the year ended December 31, 2023, the Company was advanced an additional $250,000 due in May 2024. As of March 31, 2024 and December 31, 2023, the remaining principal balance was $250,000.

The Company incurred approximately $3,875 of interest during the three months ended March 31, 2024, respectively. Accrued interest was $19,375 and $15,500 as of March 31, 2024 and December 31, 2023, respectively.

The Company initially recognized a debt discount and stock payable on this note of $20,777, which was fully amortized as of December 31, 2023.

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

Accrued interest was $22,500 as of March 31, 2024 and December 31, 2023, respectively. As of December 31, 2023, the remaining principal balance was $92,500.

The Company initially recognized a debt discount and stock payable on this note of $5,769, which was fully amortized as of December 31, 2023.

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

Accrued interest was $7,500 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, respectively, the remaining principal balance was $37,500.

The Company initially recognized a debt discount and stock payable on this note of $5,393, which was fully amortized as of December 31, 2023.

Kitchner

During the three months ended March 31, 2024, the Company entered into a promissory note pursuant to which the Company borrowed $75,000. Interest under the promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due in July 2024.

Accrued interest was $7,500 as of March 31, 2024. As of March 31, 2024, the remaining principal balance was $75,000.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

1800 Diagonal convertible note #5, 9% interest, due June 2024	55,000	55,000
1800 Diagonal convertible note #6, 10% interest, due September 2024	35,211	68,511
1800 Diagonal convertible note #7, 10% interest, due September 2024	61,600	61,600
Mast Hill convertible note, 16% interest, due March 2023 (in default)	250,000	250,000
Blue Lake convertible note, 16% interest, due March 2023 (in default)	250,000	250,000
International Real Estate Development, 5% interest, due March 2024	-	8,900,000
Total convertible notes	$651,811	$9,585,111
Less discounts	(31,737)	(33,034)

Total convertible notes, net of discount	620,074	9,552,077

Less current portion	(620,074)	(9,552,077)

Total convertible notes, net of discount - long term	$-	$-

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

The principal balance owed to Mast Hill Fund was $250,000 as of March 31, 2024 and December 31, 2023. The Company incurred approximately $9,221 of interest during the three months ended March 31, 2024. Accrued interest totaled approximately $18,442 and $9,221, respectively, as of March 31, 2024 and December 31, 2023.

The Company is in default as the Company (i) consummated a variable rate transaction with another lender and (ii) failed to make the required installment payment as required under the terms of the agreement. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

As of March 31, 2024 and December 31, 2023, the default penalty was $13,808 and $6,904, respectively. During the three months ended March 31, 2024, the Company recognized an additional $6,904 of default penalty interest.

The Company initially recognized $219,832 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of March 31, 2024 and December 31, 2023, respectively.

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

The principal balance owed to Blue Lake was $250,000 as of March 31, 2024 and December 31, 2023. The Company incurred approximately $4,467 of interest during the three months ended March 31, 2024. Accrued interest totaled approximately $45,674 and $41,207, respectively, as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the Company accrued $101,662 and $97,195 as default penalty, which is presented in accounts payable and accrued interest in the consolidated balance sheets.

The Company initially recognized $219,607 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of March 31, 2024 and December 31, 2023.

1800 Diagonal Lending Inc. (“Diagonal note”)

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

The Company incurred approximately $1,652 of interest expenses during the three months ended March 31, 2024. Accrued interest was $3,304 and $1,652, respectively, as of March 31, 2024 and December 31, 2023.

The Company initially recognized $5,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $1,527 through interest expenses during the three months ended March 31, 2024. The balance of the unamortized debt discount was $1,946 and $3,473, respectively, as of March 31, 2024 and December 31, 2023.

The balance of the Diagonal note #5 was $55,000 as of March 31, 2024 and December 31, 2023.

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

Accrued interest was $9,200 as of March 31, 2024 and December 31, 2023. The Company initially recognized $17,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $5,668 through interest expenses during the three months ended March 31, 2024. The balance of the unamortized debt discount was $5,664 and $11,332, respectively, as of March 31, 2024 and December 31, 2023.

The balance of the Diagonal note #6 was $35,211 and $68,511, respectively, as of March 31, 2024 and December 31, 2023.

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

Accrued interest was $6,160 as of March 31, 2024 and December 31, 2023. The Company initially recognized $6,600 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $789 through interest expenses during the three months ended March 31, 2024. The balance of the unamortized debt discount was $3,444 and $5,811, respectively, as of March 31, 2024 and December 31, 2023.

The balance of the Diagonal note #7 was $61,600 as of March 31, 2024 and December 31, 2023.

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

The Company incurred $111,250 of interest during the three months ended March 31, 2024. In March 2024, the Company converted the entire principal balance of $8,900,000 and accrued interest of $556,250 into 89,000 shares of Series A Preferred shares. See Note 12 for further discussion.

NOTE 8 – PROMISSORY NOTES – RELATED PARTY

Related party promissory notes consisted of the following at March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Frank Ingrande – On demand	$-	$10,394
Lisa Landau – On demand	53,232	94,104
Total promissory notes, net of discount current	$53,232	$104,498

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. During the year ended December 31, 2023, Lisa Landau advanced $71,000 to the Company for general corporate expenses and paid directly $71,000 towards one of the Diagonal convertible notes. The Company repaid $152,065 in cash during the year ended December 31, 2023.

The principal balance was $53,232 and $94,104, respectively, as of March 31, 2024 and December 31, 2023, respectively. The advances are on demand but do not carry any interest.

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

The secured convertible promissory note has a principal amount of $8,900,000 and is payable in quarterly installments of $2,225,000, carries a five percent (5%) coupon with a maturity date of March 31, 2024. The note carries a default coupon of twelve percent (12%) on the unpaid principal after the maturity date. The note includes standard events of default, which will result in the principal and accrued interest to be payable immediately. The note is convertible at any time commencing on April 1, 2023, at the option of the holder, into shares of common stock of the company at a 10% discount to market. The note may be prepaid at any time without penalties. The Company has not made the first installment by December 31, 2023, but the Company obtained a default waiver from IRED. The Company incurred approximately $445,000 of interest during the year ending December 31, 2023. The note and all accrued interest were converted into common stock during the three months ended March 31, 2024 (Note 7).

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

Common Stock warrants

At acquisition date, the Company measures the fair value of the common stock warrant using the Black-Scholes option valuation model using the following assumptions as of December 31, 2023:

Expected term	5 years
Exercise price	$0.10
Expected volatility	145%
Risk-free interest rate	3.94%
Forfeitures	None

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land (Valle Divino)

The land project consisting of 20 acres to be acquired from Baja Residents Club (a Company controlled by our CEO Roberto Valdes) and developed into Valle Divino resort in Ensenada, Baja California, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land will be approved before the end of the Company fiscal year end 2023, there is no assurance that such transfer of title will be approved in that time frame or at all. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company through a Fideicomiso. As of March 31, 2024 and December 31 2023, Valdetierra S.A de C.V., a company controlled and 100% owned by Roberto Valdes our Chief Executive Officer, has entered into fifteen (15) and thirteen (13) contracts for deed agreements to sell lots of land, respectively. The proceeds are collected by the Company and initially presented under contract liability in the consolidated balance sheets; however, the Company has netted the balance in contract liability against the related capitalized construction in process, with the remaining net balance fully impaired and recorded under impairment loss in the consolidated statement of operations.

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 250,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of March 31, 2024 and December 31 2023, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $995,747 has been paid, leaving a firm commitment of approximately $560,250 as of March 31, 2024 and December 31 2023.

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

The Company fully impaired the carrying balance of its account receivable owed by IntegraGreen as of December 31, 2023

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. Contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of March 31, 2024 and December 31 2023.

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

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity at March 31, 2024 consisted of 150,000,000 authorized common shares and 2,010,000 authorized preferred shares, all with a par value of $0.001 per share. As of March 31, 2024, there were 85,064,195 shares issued and 82,064,195 shares outstanding. As of December 31, 2023, there were 79,658,165 shares issued and 76,658,165 outstanding.

As of March 31, 2024, there were 117,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,100 shares of Series C Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

As of December 31, 2023, there were 28,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,100 shares of Series C Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

Equity Incentive Plans

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The 2022 Plan was never approved by the stockholders. Therefore, any options granted under the 2022 Plan prior to stockholder approval will be “non-qualified”. The Company granted 2,150,000 options during the year ended December 31, 2022. There was no activity during the three months ended March 31, 2024. The Company has 2,150,000 options issued and outstanding under the 2022 Plan as of March 31, 2024 and December 31, 2023.

2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Plan. There was no activity during the three months ended March 31, 2024. The Company has 1,700,000 options issued and outstanding under the 2020 Plan as of March 31, 2024 and December 31, 2023.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the three months ended March 31, 2024. The Company has 2,150,000 options issued and outstanding under the 2019 Plan as of March 31, 2024 and December 31, 2023.

Activity during the three months ended March 31, 2024

During the three months ended March 31, 2024, the Company issued 1,552,595 shares of common stock pursuant to consulting agreements for a total fair value of approximately $100,919.

During the three months ended March 31, 2024, the Company issued 1,223,776 shares of common stock pursuant to the conversion of convertible notes payable.

During the three months ended March 31, 2024, the Company issued 2,484,832 shares of common stock pursuant to the exercise of warrants.

During the three months ended March 31, 2024, the Company issued 50,000 shares of common stock pursuant to a promissory note agreement. The shares were valued at $34,915.

During the three months ended March 31, 2024, the Company issued 94,824 shares of common stock pursuant to a stock dividend arrangement for Series C Preferred Stock.

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

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized a total dividend on Series B for a total accrual to $1,212,822 as of March 31, 2024 and December 31, 2023, respectively. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

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

During the three months ended March 31, 2024, the Company issued 89,000 shares of Series A preferred stock pursuant to the conversion of the note payable to IRED for $8,900,000. The total principal balance along with accrued interest of $556,250 has been converted. The Company did not issue any shares of Series B preferred stock during the three months ended March 31, 2024.

On June 2, 2023, the Company authorized and issued 10,000 and 3,100 shares, respectively, of Series C Preferred Stock (“Series C”) to Bigger Capital Fund, LP in a private equity offering for $310,000. Management determined that the Series C should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of March 31, 2024 and December 31, 2024, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of March 31, 2024 and December 31, 2023, Management recorded the value attributable to the Series C of $310,000 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature. The Company recognized such BCF as a discount on the convertible preferred stock. The discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend. The holder can convert the Series C into shares of common stock at a variable discount to the market price.

The terms and conditions of the Series C include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series C. The Company recognized a deemed dividend of $60,003 based on a discount to the purchase price on the Series C during the year ended December 31, 2023. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets. During the three months ended March 31, 2024, the Company has issued 94,827 shares of common stock pursuant to the stock dividend terms in the agreement.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by 8% per annum upon each occurrence of an event of default.

Concurrently with this SPA, the Company entered into a Warrant Inducement Agreement (“Inducement”). Previously, on July 26, 2021, the Company entered into a Warrant Purchase Agreement with Bigger Capital Fund, LP where the Company issued common stock purchase warrants at an exercise price of $0.68 (the “Existing Warrants”). As further consideration for Bigger Capital Fund, LP agreeing to enter in the Series C Preferred Stock Securities Purchase Agreement (the “New Purchase Agreement”), the Company offered an additional 1,240,000 Warrant Shares, and (b) a reduction of the exercise price of the Existing Warrants to $0.07 per Warrant Share. As such, upon accepting this offer, the terms to the Existing Warrant issued pursuant to the Inducement have been amended and restated to refer to 2,740,000 Warrant Shares in the aggregate and all Existing Warrants issued pursuant to the Inducement will have an updated exercise price per share of $0.07. As such, the Company recorded share-based compensation expenses of $123,896 related to the additional warrants issued during the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Company converted $1,414,338 of principal and $171,825 of interest payable due to Six Twenty Management LLC into 17,000 shares of Series D Convertible Preferred Stock. The previous amounts due to the related party are discussed further in Note 8 of these financial statements. There was no activity during the three months ended March 31, 2024.

Warrants

A summary of the Company’s warrant activity during the three months ended March 31, 2024, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2023	38,107,500	$0.16	4.17
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at March 31, 2024	38,107,500	$0.16	3.67

Exercisable at March 31, 2024	38,107,500

The aggregate intrinsic value as of March 31, 2024 and December 31, 2023, was $0, respectively.

Options

A summary of the Company’s option activity during the three months ended March 31, 2024, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2023	6,000,000	$0.34	3.14
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at March 31, 2024	6,000,000	$0.34	2.64

Exercisable at March 31, 2024	6,000,000

Options outstanding as of March 31, 2024, and December 31, 2023, had aggregate intrinsic value of $0, respectively.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except those noted below.

From April 1, 2024 through the date these financial statements were issued, the Company issued 1,000,000 shares of common stock for services valued at approximately $66,000.

From April 1, 2024 through the date these financial statements were issued, the Company issued 500,000 shares of common stock pursuant to a promissory note agreement and valued at approximately $33,000.

From April 1, 2024 through the date these financial statements were issued, the Company issued 195,000 shares of common stock as a stock dividend pursuant to the shares outstanding for the Series C Preferred Stock.

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

There has been no activity during the three months ended March 31, 2024.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity. There has been no activity during the three months ended March 31, 2024.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCVD in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was initially recorded as an equity-method investment in the Company’s condensed consolidated financial statements. On January 3, 2023, the Company acquired the remaining 75% membership interest in RCVD for a contractual consideration of $13.5 million, paid through $8,900,000 secured convertible note, 20,000,000 shares of common stock and 33,000,000 common stock warrants. Such transaction was recorded pursuant to ASC 805 Business Combinations.

Summary of key operational and financial events:

■	During the year ended December 31, 2023, the Company collected an aggregate amount of $312,175 from house construction at the Plaza Bajamar project, which was initially recorded and presented as contract liability in the consolidated balance sheets. However, the Company offset the balance with the additional cash funded for the construction of amenities at Bajamar, with the net balance presented as impairment loss in the consolidated statement of operations. There has been no activity during the three months ended March 31, 2024.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our fiscal year 2024, as we continue to follow the necessary steps to complete this legal process. However, there is no assurance that such transfer of title will occur on above timeframe or at all.

Results of Operations for the Three Months Ended March 31, 2024, compared to the Three Months Ended March 31, 2023

	For the three months ended
	March 31, 2024	March 31, 2023
Revenue, net	$5,088,874	$240,932

Cost of revenue	183,588	3,001

Gross profit	4,905,286	243,931

Operating expenses
Sales and marketing	167,889	260,084
Impairment loss	189,369	245,674
General and administrative expenses	295,001	610,180
Total operating expenses	652,059	1,115,938

Income (loss) from operations	4,253,228	(878,007)

Other expense:
Loss from debt extinguishment	-	(49,329)
Change in fair value of derivative	(22,748)	(397,678)
Interest expense	(580,329)	(583,547)
Total other expense	(603,077)	(1,030,554)

Net income	$3,650,150	$(1,908,561)

Revenue

Revenue increased by $4,847,942 to $5,088,874 for the three months ended March 31, 2024, from $240,932 for the three months ended March 31, 2023. The revenue recognized during the three months ended March 31, 2024 includes real estate sales, interest from financed sales, financing fees, previously deferred revenues, and components of home construction.

Cost of revenue

Cost of revenue increased by $180,587 to $183,588 for the three months ended March 31, 2024, from $3,001 for the three months ended March 31, 2023. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Operating Expenses

Operating expenses decreased by $463,879 to $652,059 for the three months ended March 31, 2024, from $1,115,938 for the three months ended March 31, 2023.

Sales and marketing costs decreased by $92,195, to $167,689 in the three months ended March 31, 2024, from $260,084 in the three months ended March 31, 2023. Such decrease mainly relates to the reduced marketing efforts incurred by RCVD and ILAL during the three months ended March 31, 2024 as the Company was in process of raising additional capital. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation.

General and administrative costs decreased by $315,180, to $295,001 in the three months ended March 31, 2024, compared to $610,180 for the three months ended March 31, 2023. General and administrative decreased for professional fees and other general and administrative expenses due to the lack of capital available during the three months ended March 31, 2024. General and administrative costs mainly include commissions paid attributable to sales.

Other expense

Other expenses decreased by approximately $427,477 to $603,077 in the three months ended March 31, 2024, from $1,030,554 in the three months ended March 31, 2023.

Such decrease is primarily due to a reduction in the change in fair value of the Company’s derivative liability with interest expense remaining consistent period over period.

Net Income (Loss)

The Company finished the three months ended March 31, 2024, with net income of $3,650,150, as compared to a net loss of $1,908,561 for the three months ended March 31, 2023. The increase in our net income resulted from the reasons outlined above.

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

Capital Resources and Liquidity

Cash was $136,856 and $140,247 as of March 31, 2024, and December 31, 2023, respectively. As shown in the accompanying financial statements, we recorded income of $3.7 million for the three months ended March 31, 2024. Our working capital deficit as of March 31, 2024, was $13.7 million. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

We anticipate generating increased revenues over the next twelve months, as we continue to market the sale of plots held for sale at our various projects, generate cash from the sale of house construction at our properties.

If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations.

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2024, was $191,688 which resulted primarily due to net income of $3,650,150, non-cash share-based compensation of $213,931, depreciation of $51,531, and change in fair value of derivative liability of $22,748, offset by impairment loss of $189,369 and net change in assets and liabilities of $3,557,304.

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

Investing Activities

Net cash flows used in investing activities was $259,867 for the three months ended March 31, 2024. The funds were used for the development of the various projects and additional investment for land development.

Net cash flows used in investing activities was $73,047 for the three months ended March 31, 2023. The funds were used for the development of the various projects and the purchased house construction at Plaza Bajamar and Valle Divino for $179,700, additional investment for land development for $215,266, and offset by the cash acquired for $321,919 from the acquisition of RCVD.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2024, was $64,788, primarily from cash payments to related parties for aggregate amount of $51,267, cash payments for convertible notes of $32,003, cash proceeds from other loans for $78,057, cash proceeds from promissory notes of $75,000, and cash payments on promissory notes of $5,000.

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

As a result of these activities, we experienced a decrease in cash of $3,392 for the three months ended March 31, 2024.

Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors or from the sale of our common shares.

Critical Accounting Polices

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on June 27, 2024.

Off-balance Sheet Arrangements

During the period ended March 31, 2024, we have not engaged in any off-balance sheet arrangements.

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

The Company conducted an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2024, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, inadequate controls over maintenance of records, inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process.as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, and which the Company determined continued to exist as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to, and our property is not the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2023, as filed with the SEC on June 27, 2024. The risk factors described in the fiscal year ended 2023 Form 10-K have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, the Company issued 1,552,595 shares of common stock pursuant to consulting agreements for a total fair value of approximately $100,919.

During the three months ended March 31, 2024, the Company issued 1,223,776 shares of common stock pursuant to the conversion of convertible notes payable.

During the three months ended March 31, 2024, the Company issued 2,484,832 shares of common stock pursuant to the exercise of warrants.

During the three months ended March 31, 2024, the Company issued 50,000 shares of common stock pursuant to a promissory note agreement. The shares were valued at $34,915.

During the three months ended March 31, 2024, the Company issued 94,824 shares of common stock pursuant to a stock dividend arrangement for Series C Preferred Stock.

During the three months ended March 31, 2024, the Company issued 89,000 shares of Series A Preferred Stock to IRED for the conversion of the outstanding principal and interest of their $8,900,000 promissory note.

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

Dated:	July 9, 2024	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

