Form 10-Q
period 2024-06-30
International Land Alliance Inc.
filed 2024-08-19
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 88,909,195 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$53,002	$140,247
Accounts receivable	1,408,209	1,652,086
Prepaid and other current assets	25,215	16,815
Total current assets	1,486,426	1,809,148

Land	15,776,526	15,551,526
Buildings, net	1,830,344	1,818,825
Furniture and equipment, net	2,677	2,677
Other non-current assets	344,286	53,468
Goodwill	11,118,187	11,118,187

Total assets	$30,558,446	$30,353,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,934,250	$1,431,676
Accounts payable and accrued liabilities related parties	361,223	361,223
Deferred revenue	-	4,521,222
Accrued interest	1,359,705	1,756,937
Contract liability	142,933	93,382
Deposits	20,500	20,500
Derivative liability	269,593	781,924
Convertible notes, net of debt discounts	519,631	652,077
Convertible note RCVD acquisition	-	8,900,000
Promissory notes, net of debt discounts	2,694,762	2,674,762
Promissory notes, net discounts – Related Parties	239,526	104,498
Other loans	7,563,322	7,358,600
Total current liabilities	15,105,445	28,656,801

Total liabilities	15,105,445	28,656,801

Commitments and Contingencies (Note 10)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500
Preferred Stock Series C (Temporary Equity)	310,000	310,000
Total Temporary Equity	603,500	603,500

Stockholders’ Equity

Preferred stock; $0.001 par value; 2,000,000 shares authorized; 117,000 and 28,000 Series A shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	117	28
1,000 Series B shares issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
3,100 Series C shares issued and outstanding as of June 30, 2024 and December 31, 2023	3	3
17,000 Series D shares issued and outstanding as of June 30, 2024 and December 31, 2023	17	17
Common stock; $0.001 par value; 150,000,000 shares authorized; 86,759,195 and 83,759,195 shares issued and outstanding as of June 30, 2024, respectively, and 79,658,165 and 76,658,165 shares issued and outstanding as of December 31, 2023, respectively	86,759	79,658
Additional paid-in capital	38,513,496	28,476,622
Common stock payable	-	31,939
Treasury stock (3,000,000 shares as of June 30, 2024 and December 31, 2023)	(300,000)	(300,000)
Accumulated deficit	(23,450,890)	(27,194,738)
Total stockholders’ equity	14,849,502	1,093,530

Total liabilities and stockholders’ equity	$30,558,446	$30,353,831

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net revenues and lease income	$742,095	$485,580	$5,830,969	$726,512

Cost of revenues	418,738	999	602,326	4,000

Gross profit	323,357	484,581	5,228,643	722,512

Operating expenses
Sales and marketing	169,288	28,175	336,977	288,259
Impairment loss	-	-	-	245,674
General and administrative expenses	217,264	699,597	701,633	1,309,777
Total operating expenses	386,552	727,772	1,038,610	1,843,710

Income (loss) from operations	(63,195)	(243,191)	4,190,033	(1,121,198)

Other income (expense)
Loss from debt extinguishment	-	-	-	(49,329)
Change in fair value derivative liability	252,562	295,901	229,814	(101,777)
Interest expense	(95,670)	(431,369)	(675,999)	(1,014,916)
Total other income (expense), net	156,892	(135,468)	(446,185)	(1,166,022)

Net income (loss)	$93,697	$(378,660)	$3,743,848	$(2,287,221)

Preferred stock dividends	114,308	60,003	114,308	75,003

Net income (loss) applicable to common shareholders	$(20,612)	$(438,663)	$3,629,540	$(2,302,221)

Income (loss) per common share - basic and diluted	$(0.00)	$(0.01)	$0.04	$(0.04)

Weighted average common shares outstanding - basic and diluted	81,384,695	61,929,046	81,133,428	63,973,603

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

Activity for the Three and Six Months Ended June 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Payable	Deficit	Equity

Balance, December 31, 2023	28,000	$28	1,000	$1	3,100	3	17,000	$17	79,658,165	$79,658	$(300,000)	$28,476,622	$31,939	$(27,194,738)	$1,093,530
Dividend on Series C Preferred	-	-	-	-	-	-	-	-	94,827	95	-	(95)	-	-	-
Common shares issued for exercise of warrants	-	-	-	-	-	-	-	-	2,484,832	2,485	-	(2,485)	-	-	-
Common shares issued pursuant to promissory notes	-	-	-	-	-	-	-	-	50,000	50	-	34,915	(31,939)	-	3,026
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	78,047	-	-	78,047
Common stock issued for consulting services	-	-	-	-	-	-	-	-	1,552,595	1,553	-	99,367	-	-	100,919
Common stock issued from debt conversion	-	-	-	-	-	-	-	-	1,223,776	1,224	-	47,902	-	-	49,126
Series A Preferred shares issued for the conversion of related party debt	89,000	89	-	-	-	-	-	-	-	-	-	9,456,161	-	-	9,456,250
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,650,150	3,650,150
Balance, March 31, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	85,064,195	$85,064	$(300,000)	$38,190,434	$-	$(23,544,588)	$14,431,048
Dividend on Series C Preferred	-	-	-	-	-	-	-	-	195,000	195	-	(22,825)	-	-	(22,630)
Common shares issued pursuant to inducement agreement	-	-	-	-	-	-	-	-	500,000	500	-	12,000	-	-	12,500
Dividend on Series A Preferred	-	-	-	-	-	-	-	-	-	-	-	(91,678)	-	-	(91,678)
Settlement of derivative liability	-	-	-	-	-	-	-	-	-	-	-	282,517	-	-	282,517
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	78,047	-	-	78,047
Common stock issued for consulting services	-	-	-	-	-	-	-	-	1,000,000	1,000	-	65,000	-	-	66,000
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	93,697	93,697
Balance, June 30, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	86,759,195	$86,759	$-	$38,513,493	$-	$(23,450,890)	$14,849,502

Activity for the Three and Six Months Ended June 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit
Balance, December 31, 2022	28,000	$28	1,000	$1	-	-	43,499,423	$43,500	-	$20,233,446	$(25,121,457)	$(4,844,482)
Common shares issued from related party acquisition	-	-	-	-	-	-	20,000,000	20,000	-	1,780,000	-	1,800,000
Fair value common shares warrants issued from related party acquisition	-	-	-	-	-	-	-	-	-	2,674,976	-	2,674,976
Deemed dividend from related party acquisition	-	-	-	-	-	-	-	-	-	(24,913,097)	(441,875)	(25,354,972)
Reciprocal interest in business acquisition	-	-	-	-	-	-	-		(300,000)	-	-	(300,000)
Common stock issued from debt conversion	-	-	-	-	-	-	1,077,164	1,077	-	146,728	-	147,805
Common stock issued for consulting services	-	-	-	-	-	-	100,000	100	-	14,900	-	15,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	78,047	-	78,047
Dividend on Series B Preferred	-	-	-	-	-	-	-	-	-	(15,000)	-	(15,000)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,908,561)	(1,908,561)
Balance, March 31, 2023	28,000	$28	1,000	$1	-	-	64,676,587	$64,677	$(300,000)	$-	$(27,471,893)	$(27,707,187)

Common stock issued for warrant exercise	-	-	-	-	-	-	267,310	267	-	(267)	-	-
Warrants issued pursuant to Series C Preferred Stock	-	-	-	-	-	-	-	-	-	18,504	-	18,504
Stock-based compensation	-	-	-	-	-	-	-	-	-	78,047	-	78,047
Series C Preferred Stock issued for cash	-	-	-	-	3,100	3	-	-	-	-	-	3,100
Dividend on Series B Preferred	-	-	-	-	-	-	-	-	-	(60,003)	-	(60,003)
Net loss	-	-	-	-	-	-	-	-	-	-	(378,660)	(378,660)
Balance, June 30, 2023	28,000	$28	1,000	$1	3,100	3	64,676,587	$64,677	$(300,000)	$36,281	$(27,850,553)	$(28,049,295)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2024	June 30, 2023

Cash Flows from Operating Activities
Net income (loss)	$3,743,848	$(2,287,221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	365,035	174,598
Impairment loss	-	245,674
Fair value equity securities issued for services	-	15,000
Loss on debt extinguishment	-	49,329
Depreciation and amortization	77,253	59,494
Amortization of debt discount	-	203,607
Excess Fair Value of derivative	-	36,062
Change in fair value of derivative liability	(229,814)	101,777
Changes in operating assets and liabilities
Accounts Receivable	243,876	51,666
Prepaid and other current assets	(8,400)	40,363
Other non-current assets	(101,450)	(7,138)
Accounts payable and accrued liabilities	502,575	694
Accounts payable and accrued liabilities related parties	-	154,462
Deferred revenue	(4,521,222)	281,746
Accrued interest	159,018	498,803
Contract liability	49,551	92,595
Net cash provided by (used in) operating activities	280,270	(288,488)

Cash Flows from Investing Activities
Cash acquired from RCVD acquisition	-	321,919
Additional expenditures on land	(225,000)	(250,596)
Building and Construction in Progress payments	(278,141)	(179,700)
Net cash used in investing activities	(503,141)	(108,377)

Cash Flows from Financing Activities
Series C Preferred Stock issued for cash	-	250,000
Series A Preferred Stock dividends paid	(91,678)	-
Cash payments on promissory notes - related party	-	(228,190)
Cash payments on promissory notes	(55,000)	(91,513)
Cash payments on convertible notes	(132,446)	-
Cash proceeds from convertible notes	-	100,000
Cash proceeds other loans	204,722	25,052
Cash proceeds from promissory notes	75,000	-
Cash proceeds from promissory notes- related party	135,028	344,180
Net cash provided by financing activities	135,626	399,529

Net increase (decrease) in Cash	(87,245)	2,664

Cash, beginning of period	140,247	49,374

Cash, end of period	$53,002	$52,038

Supplemental disclosure of cash flow information
Cash paid for interest	$29,782	$47,285

Non-Cash investing and financing transactions
Dividend on Series B	$-	$15,000
Dividend on Series C	$22,630	$60,003
Series A shares issued for the conversion of related party notes payable	$9,456,250	$-
Common shares issued with convertible debt	$49,126	$-
Debt discount from issuance of new promissory notes	$-	$104,250
Settlement of derivative liability	$282,517	$-
Common shares issued for services	$164,367	$15,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

For the three and six months ended June 30, 2024

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the audited financial statements and notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2024.

Liquidity and Going Concern

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of June 30, 2024, the Company’s current liabilities exceeded its current assets by approximately $13.6 million. The Company has recorded net income of $3.7 million for the six months ended June 30, 2024 and has an accumulated deficit of approximately $23.4 million as of June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to raise additional capital through the issuance of debt instruments and equity to fund its ongoing operations, which may have the effect of potentially diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales and house construction. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to June 30, 2024. The direct impact of these conditions is not fully known.

However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company. (See Note 12 regarding subsequent events).

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

ILA Fund includes cash as its only assets with minimal expenses as of June 30, 2024. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of June 30, 2024. As of June 30, 2024, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations. All intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024, and December 31, 2023, respectively.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of June 30, 2024:

	Fair Value Measurements at June 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$269,593	$269,593
Total	$-	$-	$269,593	$269,593

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the six months ended June 30, 2024:

Derivative
Liability
Balance December 31, 2023	$781,924

Change in estimated fair value	(229,814)
Settlement of derivative liability	(282,517)
Balance June 30, 2024	$269,593

Derivative Liability

As of June 30, 2024, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

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

The Company recognized $5,830,969 and $726,512, respectively, of net revenue during the six months ended June 30, 2024.

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $169,288 and $336,977 for the three and six months ended June 30, 2024, respectively, and $28,175 and $288,259 for the three and six months ended June 30, 2023, respectively.

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

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023

Options	6,000,000	6,000,000
Warrants	38,107,500	36,867,500
Total potentially dilutive shares	44,107,500	42,867,500

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2024.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during the three and six months ended June 30, 2024.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at June 30, 2024 and December 31, 2023, respectively. Account receivables are written off when all collection attempts have failed.

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

NOTE 3 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of June 30, 2024, and December 31, 2023:

	Useful life	June 30, 2024	December 31, 2023
Land – Emerald Grove		$203,419	$203,419

Land – Rancho Costa Verde Development		$15,573,107	$15,348,107

Furniture & equipment, net	5 years	$2,677	$2,677

Building	20 years	2,674,471	2,591,421
Less: Accumulated depreciation		(844,127)	(772,596)

Building, net		$1,830,344	$1,818,825

Depreciation expense was approximately $77,253 and $59,494 for the six months ended June 30, 2024, and 2023, respectively.

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

There was no activity during the six months ended June 30, 2024. The construction contractor is also an entity controlled by our Chief Executive Officer. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino was $0 as of June 30, 2024 and December 31, 2023. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 during the year ended December 31, 2023.

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

In November and December 2019, $250,000 was paid to the Company’s Chief Executive Officer, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 as a down payment towards the acquisition of the land from Valdeland. As of June 30, 2024 and December 31, 2023 the Company has issued 250,000 shares of the Company’s common stock for a total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land. The balance was fully impaired during the year ended December 31, 2022.

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

The balance of construction in process for Plaza Bajamar totaled $0 as of June 30, 2024 and December 31, 2023. During the year ended December 31, 2023, the Company fully impaired the accumulated costs related to Plaza Bajamar, due to the uncertainty pertaining to title transfer for a total amount of $179,700.

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

As of June 30, 2024, Valdeland sold six (6) house constructions on residential lots for estimated price of $1.5 million, of which $0.5 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheet. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

Rancho Costa Verde Development (“RCVD”)

RCVD is a 1,000 acre, 1,200 lot master planned community in Baja, California, located few miles from the Company’s Oasis Park resort on the sea of Cortez. To date, RCVD has sold over 1,000 residential lots and built 55 single-family homes with approximately 30 under construction. This is in addition to a completed boutique hotel and clubhouse.

NOTE 4 – RELATED PARTY TRANSACTIONS

Chief Executive Officer – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with its Chief Executive Officer.

The Company has not accrued or paid any salary to its Chief Executive Officer for the six months ended June 30, 2024. The balance owed is $66,846 as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the Company funded an aggregate amount of $1.4 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by the Company’s Chief Executive Officer. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by the Chief Executive Officer (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”).

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

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the six months ended June 30, 2024.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with its Chief Financial Officer.

The Company has not paid or accrued any salary to its Chief Financial Officer for the six months ended June 30, 2024. The balance owed is $66,846 as of June 30, 2024 and December 31, 2023, respectively.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the six months ended June 30, 2024.

The Company’s Chief Financial Officer is also the managing member of Six Twenty Management LLC, an entity that has historically provided ongoing capital support to the Company.

The Company’s Chief Financial Officer also facilitated the Emerald Grove asset purchase.

President – Frank Ingrande

In May 2021, the Company executed an employment agreement with its President.

The Company has not accrued or paid any salary to its President for the six months ended June 30, 2024. The balance owed is $66,846 as of June 30, 2024, and December 31, 2023, respectively.

Frank Ingrande was the co-founder and owner of 33% of the Company’s equity-method investee RCVD. During the year ended December 31, 2023, the Company acquired the remaining 75% interest in RCVD, which became the Company’s wholly owned subsidiary as of January 2023 (Note 8).

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the six months ended June 30, 2024.

International Real Estate Development, LLC. (“IRED”)

Frank Ingrande was an owner of 33% of IRED at the time of the 25% initial investment in RCVD in May 2021 and subsequent to this transaction became a shareholder and President of the Company. As of the date the remaining 75% interest was acquired by the Company and as of June 30, 2024 and December 31, 2023, Mr. Ingrande was still the President of the Company and a 33% owner in IRED. As such, any transactions with IRED are deemed to be related party transactions.

On January 1, 2023, the Company issued a convertible promissory note pursuant to the acquisition of RCVD for a total principal of $8,900,000, carrying a 5% coupon and maturing on June 30, 2024. The convertible note is payable in quarterly installment of $2,225,000 starting on March 31, 2023. The convertible note includes a twelve percent (12%) default interest. Although, this convertible promissory note payable is part of the consideration to the business combination in stages (Note 8) which is not deemed a related party transaction, the convertible promissory note payable is with a related party and deemed a related party convertible promissory note payable. During the six months ended June 30, 2024, the Company convertible the entire principal and interest balance of the promissory note into 89,000 Series A Preferred Shares. See Note 6 and Note 8 for additional information related to this convertible promissory note.

NOTE 5 – PROMISSORY NOTES

Promissory notes consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Cash Call note payable, due August 2020 – past maturity	$24,785	$24,785
Elder note payable, 10% interest, due March 2020 – past maturity	1,500	1,500
Elder note payable, 15% interest, due March 2021- past maturity	76,477	76,477
Griffith note payable, 15% interest, due May 2024 – past maturity	250,000	250,000
Banker note payable, 15% interest, due October 2023 – past maturity	42,500	97,500
Robles note Payable, 10% interest, due November 2023 – past maturity	37,500	37,500
Kitchner note payable, 10% interest, due July 2024	75,000	-
Victrix note payable, 20% interest, due August 2024	400,000	400,000
Redwood Trust note payable, 12% interest, due January 2024 – past maturity	1,787,000	1,787,000
Total Notes payable	$2,694,762	$2,674,762
Less discounts	-	-

Total Promissory notes, net of discount	2,694,762	2,674,762

Less current portion	(2,694,762)	(2,674,762)

Total Promissory notes, net of discount - long term	$-	$-

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

Victrix LLC

On December 6, 2023, the Company took out a second financing on its 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $400,000 carrying coupon at twenty (20) percent and continuing monthly thereafter until maturity on June 30, 2024, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust and collateralized by 2,000,000 shares of common stock to be held in escrow until the debt is satisfied in full.

Cash Call, Inc. – In default

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%, matures on August 1, 2020. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of December 31, 2023. There was no activity during the six months ended June 30, 2024.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. No payment was made under this settlement agreement.

As of June 30, 2024 and December 31, 2023, the remaining principal balance was $24,785, respectively. The Company has not incurred any interest expense related to this promissory note during the six months ended June 30, 2024 due to the agreed upon settlement amount.

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

There was no activity during the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, the remaining principal balance was $76,477, respectively.

The Company incurred approximately $2,868 of interest during the six months ended June 30, 2024. Accrued interest was $37,839 and $34,971 as of June 30, 2024 and December 31, 2023, respectively.

Bobbie Allen Griffith – In Default

On September 5, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $215,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest is due on September 8, 2023.

The Company repaid the note in full during the year ended December 31, 2023. During the year ended December 31, 2023, the Company was advanced an additional $250,000 due in May 2024. As of June 30, 2024 and December 31, 2023, the remaining principal balance was $250,000.

The Company incurred approximately $3,875 of interest during the six months ended June 30, 2024, respectively. Accrued interest was $19,375 and $15,500 as of June 30, 2024 and December 31, 2023, respectively.

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

Accrued interest was $22,500 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the remaining principal balance was $42,500.

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

Accrued interest was $7,500 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the remaining principal balance was $37,500.

The Company initially recognized a debt discount and stock payable on this note of $5,393, which was fully amortized as of December 31, 2023.

Kitchner

During the six months ended June 30, 2024, the Company entered into a promissory note pursuant to which the Company borrowed $75,000. Interest under the promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due in July 2024. As of June 30, 2024, the remaining principal balance was $75,000.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

1800 Diagonal convertible note #5, 9% interest, due June 2024	-	55,000
1800 Diagonal convertible note #6, 10% interest, due September 2024	-	68,511
1800 Diagonal convertible note #7, 10% interest, due September 2024	45,285	61,600
Mast Hill convertible note, 16% interest, due March 2023 (in default)	250,000	250,000
Blue Lake convertible note, 16% interest, due March 2023 (in default)	250,000	250,000
International Real Estate Development, 5% interest, due March 2024	-	8,900,000
Total convertible notes	$545,285	$9,585,111
Less discounts	(25,654)	(33,034)

Total convertible notes, net of discount	519,631	9,552,077

Less current portion	(519,631)	(9,552,077)

Total convertible notes, net of discount - long term	$-	$-

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

The principal balance owed to Mast Hill Fund was $250,000 as of June 30, 2024 and December 31, 2023. The Company incurred approximately $9,221 of interest during the six months ended June 30, 2024.

The Company is in default as the Company (i) consummated a variable rate transaction with another lender and (ii) failed to make the required installment payment as required under the terms of the agreement. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

The Company initially recognized $219,832 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of June 30, 2024 and December 31, 2023, respectively.

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

The principal balance owed to Blue Lake was $250,000 as of June 30, 2024 and December 31, 2023.

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

The Company initially recognized $219,607 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of June 30, 2024 and December 31, 2023.

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

The Company initially recognized $5,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $1,527 through interest expenses during the six months ended June 30, 2024. The balance of the unamortized debt discount was $1,946 and $3,473, respectively, as of June 30, 2024 and December 31, 2023.

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

International Real Estate Development, LLC

On January 1, 2023, the Company issued a convertible promissory note pursuant to the acquisition of RCVD for a total principal of $8,900,000, carrying a 5% coupon and maturing on June 30, 2024. The convertible note is payable in quarterly installment of $2,225,000 starting on March 31, 2023. The convertible note includes a twelve percent (12%) default interest. The Company failed to make the first installment in accordance with the terms of the agreement.

The convertible note is convertible commencing on April 1, 2023 at the option of the holder into shares of common stock at a 10% discount to market price. The Company can prepay the convertible note at any time.

The Company incurred $111,250 of interest during the six months ended June 30, 2024. In March 2024, the Company converted the entire principal balance of $8,900,000 and accrued interest of $556,250 into 89,000 shares of Series A Preferred shares. See Note 11 for further discussion.

NOTE 7 – PROMISSORY NOTES – RELATED PARTY

Related party promissory notes consisted of the following at June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Frank Ingrande – On demand	$-	$10,394
Lisa Landau – On demand	239,526	94,104
Total promissory notes, net of discount current	$239,526	$104,498

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. During the six months ended June 30, 2024 and the year ended December 31, 2023, Lisa Landau advanced funds to the Company for general corporate expenses and paid directly towards the Diagonal convertible notes.

NOTE 8 – BUSINESS ACQUISITION IN STAGES

On January 3, 2023, the Company completed the acquisition in stages of International Real Estate Development, LLC (“IRED” or the “seller”), for the purchase of the remaining seventy five percent (75%) of the issued and outstanding membership interest in Rancho Costa Verde Development, LLC (“RCVD”) for a total consideration of $13.4 million. The consideration was paid through (i) a secured convertible promissory note in the principal amount of $8,900,000 (Note 4 and 6), (ii) issuance of 20,000,000 shares of common stock with a fair value of $1.8 million and (iii) 33,000,000 common stock warrants to purchase an equivalent number of shares of common stock with a fair value of approximately $2.7 million. The Company issued the 20,000,000 shares of common stock to International Real Estate Development, LLC (“IRED”) on January 3, 2023.

Prior to the acquisition of a controlling financial interest in RCVD, the Company held a twenty five percent (25%) interest in RCVD, which was previously acquired and accounted for in May 2021 as an equity method investment under ASC 323 Investments – Equity Method and Joint Ventures (Note 9). It was determined that the Company did not have the power to direct the activities that most significantly impact RCVD’s economic performance, and therefore, the Company was not the primary beneficiary of RCVD and RCVD was not consolidated under the variable interest model. The investment was initially recorded at cost, which was determined to be $2,680,000. The carrying value was fully written down to $0 as of December 31, 2022.

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

The secured convertible promissory note has a principal amount of $8,900,000 and is payable in quarterly installments of $2,225,000, carries a five percent (5%) coupon with a maturity date of June 30, 2024. The note carries a default coupon of twelve percent (12%) on the unpaid principal after the maturity date. The note includes standard events of default, which will result in the principal and accrued interest to be payable immediately. The note is convertible at any time commencing on April 1, 2023, at the option of the holder, into shares of common stock of the company at a 10% discount to market. The note may be prepaid at any time without penalties. The Company has not made the first installment by December 31, 2023, but the Company obtained a default waiver from IRED. The Company incurred approximately $445,000 of interest during the year ending December 31, 2023. The note and all accrued interest were converted into common stock during the six months ended June 30, 2024 (Note 6).

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

The Company acquired a controlling financial interest and accounted for this transaction as a business combination in stages under ASC 805 (refer to note 8). Upon the acquisition of such controlling interest, the Company re-measured the previously held equity method interest to fair value as part of the accounting for the business combination, see Note 8.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land (Valle Divino)

The land project consisting of 20 acres to be acquired from Baja Residents Club (a Company controlled by our CEO Roberto Valdes) and developed into Valle Divino resort in Ensenada, Baja California, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land will be approved before the end of the Company fiscal year end 2024, there is no assurance that such transfer of title will be approved in that time frame or at all. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company through a Fideicomiso. As of June 30, 2024 and December 31 2023, Valdetierra S.A de C.V., a company controlled and 100% owned by Roberto Valdes our Chief Executive Officer, has entered into fifteen (15) and thirteen (13) contracts for deed agreements to sell lots of land, respectively. The proceeds are collected by the Company and initially presented under contract liability in the consolidated balance sheets; however, the Company has netted the balance in contract liability against the related capitalized construction in process, with the remaining net balance fully impaired and recorded under impairment loss in the consolidated statement of operations.

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our CEO Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 250,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of June 30, 2024 and December 31 2023, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $995,747 has been paid, leaving a firm commitment of approximately $560,250 as of June 30, 2024 and December 31 2023.

Commitment to Sell Land (IntegraGreen)

On September 30, 2019, the Company entered into a contract for deed agreement “Agreement” with IntegraGreen whose principal, Christopher Elder, is also a creditor. Under the agreement the Company agreed to the sale of 20 acres of vacant land and associated improvements located at the Emerald Grove property in Hemet, California for a total purchase price of $630,000, $63,000 was paid upon execution and the balance is payable in a balloon payment on October 1, 2026, with interest only payments due on the 1st of each month beginning April 1, 2020. During the duration of the Agreement the Company retains title and is allowed to encumber the property with a mortgage at its discretion, however IntegraGreen has the right to use the property. The Company may also evict IntegraGreen from the premises in the case of default under the agreement. As of June 30, 2024, the principal owed under the agreement is $403,020.

The Company fully impaired the carrying balance of its account receivable owed by IntegraGreen as of December 31, 2023

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. Contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of June 30, 2024 and December 31 2023.

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

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity at June 30, 2024 consisted of 150,000,000 authorized common shares and 2,010,000 authorized preferred shares, all with a par value of $0.001 per share. As of June 30, 2024, there were 85,064,195 shares issued and 82,064,195 shares outstanding. As of December 31, 2023, there were 79,658,165 shares issued and 76,658,165 outstanding.

As of June 30, 2024, there were 117,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,100 shares of Series C Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

As of December 31, 2023, there were 28,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,100 shares of Series C Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

Equity Incentive Plans

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The 2022 Plan was never approved by the stockholders. Therefore, any options granted under the 2022 Plan prior to stockholder approval will be “non-qualified”. The Company granted 2,150,000 options during the year ended December 31, 2022. There was no activity during the six months ended June 30, 2024. The Company has 2,150,000 options issued and outstanding under the 2022 Plan as of June 30, 2024 and December 31, 2023.

2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Plan. There was no activity during the six months ended June 30, 2024. The Company has 1,700,000 options issued and outstanding under the 2020 Plan as of June 30, 2024 and December 31, 2023.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the six months ended June 30, 2024. The Company has 2,150,000 options issued and outstanding under the 2019 Plan as of June 30, 2024 and December 31, 2023.

Activity during the six months ended June 30, 2024

During the six months ended June 30, 2024, the Company issued 2,552,595 shares of common stock pursuant to consulting agreements for a total fair value of approximately $166,919.

During the six months ended June 30, 2024, the Company issued 1,223,776 shares of common stock pursuant to the conversion of convertible notes payable.

During the six months ended June 30, 2024, the Company issued 2,484,832 shares of common stock pursuant to the exercise of warrants.

During the six months ended June 30, 2024, the Company issued 550,000 shares of common stock pursuant to a promissory note agreement. The shares were valued at $47,415.

During the six months ended June 30, 2024, the Company issued 289,824 shares of common stock pursuant to a stock dividend arrangement for Series C Preferred Stock.

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

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized a total dividend on Series B for a total accrual to $1,212,822 as of June 30, 2024 and December 31, 2023, respectively. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

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

During the six months ended June 30, 2024, the Company issued 89,000 shares of Series A preferred stock pursuant to the conversion of the note payable to IRED for $8,900,000. The total principal balance along with accrued interest of $556,250 has been converted. The Company did not issue any shares of Series B preferred stock during the six months ended June 30, 2024.

On June 2, 2023, the Company authorized and issued 10,000 and 3,100 shares, respectively, of Series C Preferred Stock (“Series C”) to Bigger Capital Fund, LP in a private equity offering for $310,000. Management determined that the Series C should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of June 30, 2024 and December 31, 2024, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of June 30, 2024 and December 31, 2023, Management recorded the value attributable to the Series C of $310,000 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature. The Company recognized such BCF as a discount on the convertible preferred stock. The discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend. The holder can convert the Series C into shares of common stock at a variable discount to the market price.

The terms and conditions of the Series C include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series C. The Company recognized a deemed dividend of $60,003 based on a discount to the purchase price on the Series C during the year ended December 31, 2023. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets. During the six months ended June 30, 2024, the Company has issued 94,827 shares of common stock pursuant to the stock dividend terms in the agreement.

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

During the year ended December 31, 2023, the Company converted $1,414,338 of principal and $171,825 of interest payable due to Six Twenty Management LLC into 17,000 shares of Series D Convertible Preferred Stock. The previous amounts due to the related party are discussed further in Note 6 of these financial statements. There was no activity during the six months ended June 30, 2024.

Warrants

A summary of the Company’s warrant activity during the six months ended June 30, 2024, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2023	38,107,500	$0.16	4.17
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at June 30, 2024	38,107,500	$0.16	3.67

Exercisable at June 30, 2024	38,107,500

The aggregate intrinsic value as of June 30, 2024 and December 31, 2023, was $0, respectively.

Options

A summary of the Company’s option activity during the six months ended June 30, 2024, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2023	6,000,000	$0.34	3.14
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at June 30, 2024	6,000,000	$0.34	2.64

Exercisable at June 30, 2024	6,000,000

Options outstanding as of June 30, 2024, and December 31, 2023, had aggregate intrinsic value of $0, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report and has not identified any recordable or disclosable events.

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

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCVD in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was initially recorded as an equity-method investment in the Company’s condensed consolidated financial statements. On January 3, 2023, the Company acquired the remaining 75% membership interest in RCVD for a contractual consideration of $13.5 million, paid through $8,900,000 secured convertible note, 20,000,000 shares of common stock and 33,000,000 common stock warrants. Such transaction was recorded pursuant to ASC 805 Business Combinations.

Summary of key operational and financial events:

■	During the year ended December 31, 2023, the Company collected an aggregate amount of $312,175 from house construction at the Plaza Bajamar project, which was initially recorded and presented as contract liability in the consolidated balance sheets. However, the Company offset the balance with the additional cash funded for the construction of amenities at Bajamar, with the net balance presented as impairment loss in the consolidated statement of operations in the previous period.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our fiscal year 2024, as we continue to follow the necessary steps to complete this legal process.

Results of Operations for the Three and Six Months Ended June 30, 2024, compared to the Three and Six Months Ended June 30, 2023

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue, net	$742,095	$485,580	$5,830,969	$726,512

Cost of revenue	418,738	999	602,326	4,000

Gross profit	323,357	484,581	5,228,643	722,512

Operating expenses
Sales and marketing	169,288	28,175	336,977	288,259
Impairment loss	-	-	-	245,674
General and administrative expenses	217,263	699,897	701,632	1,309,777
Total operating expenses	386,551	727,772	1,038,610	1,843,710

Income (loss) from operations	(63,195)	(243,191)	4,190,033	(1,121,198)

Other expense:
Loss from debt extinguishment	-	-	-	(49,329)
Change in fair value of derivative	252,562	295,901	229,814	(101,777)
Interest expense	(95,670)	(431,369)	(675,999)	(1,014,916)
Total other income (expense), net	156,892	(135,468)	(446,185)	(1,166,022)

Net income (loss)	$93,696	$(378,660)	$3,743,848	$(2,287,221)

Revenue

Revenue increased by $256,515 to $742,095 for the three months ended June 30, 2024, from $485,580 for the three months ended June 30, 2023. The revenue recognized during the three months ended June 30, 2024 includes real estate sales, interest from financed sales, financing fees, previously deferred revenues, and components of home construction.

Revenue increased by $5,104,457 to $5,830,969 for the six months ended June 30, 2024, from $726,512 for the six months ended June 30, 2023. The revenue recognized during the six months ended June 30, 2024 includes real estate sales, interest from financed sales, financing fees, previously deferred revenues, and components of home construction.

Cost of revenue

Cost of revenue increased to $418,738 for the three months ended June 30, 2024, from $999 for the three months ended June 30, 2023. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Cost of revenue increased to $602,326 for the six months ended June 30, 2024, from $4,000 for the six months ended June 30, 2023. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Operating Expenses

Operating expenses decreased by $341,221 to $386,551 for the three months ended June 30, 2024, from $727,772 for the three months ended June 30, 2023.

Operating expenses decreased by $805,100 to $1,038,610 for the six months ended June 30, 2024, from $1,115,938 for the six months ended June 30, 2023.

Such decrease mainly relates to the reduced marketing efforts incurred by RCVD and ILAL during the three and six months ended June 30, 2024, as the Company was in process of raising additional capital. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation. In addition, general and administrative decreased for professional fees and other general and administrative expenses due to the lack of capital available during the three and six months ended June 30, 2024. General and administrative costs mainly include commissions paid attributable to sales.

Other expense

Other income (expenses) increased to $156,892 in the three months ended June 30, 2024, from $(135,468) in the three months ended June 30, 2023. Such change is primarily due to the change in fair value of the Company’s derivative liability with interest expense decreasing period over period.

Other expenses decreased to $446,485, in the six months ended June 30, 2024, from $1,166,022 in the six months ended June 30, 2023. Such change is primarily due to the change in fair value of the Company’s derivative liability with interest expense decreasing period over period.

Net Income (Loss)

The Company finished the three months ended June 30, 2024, with net income of $3,93,696, as compared to a net loss of $378,659 for the three months ended June 30, 2023. The increase in our net income resulted from the reasons outlined above.

The Company finished the six months ended June 30, 2024, with net income of $3,743,848, as compared to a net loss of $2,287,220 for the six months ended June 30, 2023. The increase in our net income resulted from the reasons outlined above.

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

Capital Resources and Liquidity

Cash was $53,002 and $140,247 as of June 30, 2024, and December 31, 2023, respectively. As shown in the accompanying financial statements, we recorded income of $3.7 million for the six months ended June 30, 2024. Our working capital deficit as of June 30, 2024, was $13.6 million. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

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

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2024, was $280,270 which resulted primarily due to net income of $3,743,848, non-cash share-based compensation of $365,035, depreciation of $77,253, and change in fair value of derivative liability of $229,814, offset by net change in assets and liabilities of $3,676,052.

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

Investing Activities

Net cash flows used in investing activities was $503,141 for the six months ended June 30, 2024. The funds were used for the development of the various projects and additional investment for land development.

Net cash flows used in investing activities was $108,377 for the six months ended June 30, 2023. The funds were used for the development of the various projects and the purchased house construction at Plaza Bajamar and Valle Divino for $179,700, additional investment for land development for $250,596, and offset by the cash acquired for $321,919 from the acquisition of RCVD.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2024, was $135,626, primarily from cash proceed from related parties for aggregate amount of $135,028, cash payments for convertible notes of $132,446, cash proceeds from other loans for $204,722, cash proceeds from promissory notes of $75,000, dividends paid of $91,678, and cash payments on promissory notes of $55,000.

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

As a result of these activities, we experienced a decrease in cash of $87,245 for the six months ended June 30, 2024.

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

Off-balance Sheet Arrangements

During the period ended June 30, 2024, we have not engaged in any off-balance sheet arrangements.

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

The Company conducted an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2024, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, inadequate controls over maintenance of records, inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process.as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, and which the Company determined continued to exist as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2024, the Company issued 2,484,832 shares of common stock pursuant to the exercise of warrants. All other equity issuances during the six months ended June 30, 2024 were non-cash.

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

Dated:	August 16, 2024	International Land Alliance, Inc.

		By:	/s/ Roberto Jesus Valdes
Principal Executive Officer and a Director

		By:	/s/ Jason Sunstein
Principal Financial and Accounting Officer and a Director

