Form 10-K
period 2024-12-31
International Land Alliance Inc.
filed 2025-05-21
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $14,394,702 based upon the price $0.16 at which the common stock was last sold as of May 21, 2025 the last business day of the registrant’s most recently completed second fiscal year, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of May 21, 2025 there were 104,470,465 shares of Common Stock, $0.001 par value, outstanding.

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

PART I

Item 1. Description of Business.

International Land Alliance, Inc. (the “Company”, “ILAL”, or “we”) was incorporated under the laws of the State of Wyoming on September 26, 2013 (inception).

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

In October 2019, the Company entered into an agreement with Valdeland, S.A. de C.V.(“Valdeland”), a Mexican corporation controlled by our chairman of the board, Roberto Valdes, to acquire 1 acre of land at the Bajamar Ocean Front Golf Resort in Ensenada, Baja California, known as the Plaza Bajamar. The transfer of title for this project is subject to approval from the Mexican government in Baja California. Although management believes that the transfer of title to the land will be approved and transferred by the end of our fiscal year of 2025, there is no assurance that such transfer of title will be approved in that time frame or at all.

On October 1, 2013, the Company entered into a promissory agreement with Grupo Jataya, S.A. DE C.V. (“Grupo”), a Mexican corporation controlled by our chairman of the board, Roberto Valdes, to convey into an irrevocable trust, with ILAL named as beneficiary, to acquire 10 acres of land in Ensenada, Baja California, known as the Valle Divino, free of lien and encumbrances.

In July 2020, the Company filed the Articles of Organization with the California Secretary of State for Emerald Grove Estates, LLC (“Emerald Estates”). Emerald Estates is a wholly owned subsidiary of the Company. The purpose of Emerald Estates is agriculture and land development. On January 27, 2021, Jason Sunstein and ILAL granted the deed of the property in Sycamore Road, Hemet, California to Emerald Estates.

On May 3, 2021, the Company acquired a 25% interest in Rancho Costa Verde Development, LLC (“RCVD”). RCVD is a successful developer of a 1,100-acre, 1,200-lot master planned community in Baja California, located roughly eight (8) km north of ILA’s Oasis Park Resort. Such investment was accounted for under the equity method of investment under ASC 323 Investments - Equity method and Joint Ventures. On January 3, 2023, the Company acquired the remaining 75% for a total contractual consideration of $13.5 million (see subsequent events in note 13).

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

Employees

As of the date of this report, we have four employees, three of whom are executive officers of the Company.

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

The Company has an accumulated deficit of $24.1 million as of December 31, 2024. This deficit may impact the future of the Company in many ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good trading price for our common stock.

Our Certificate of Incorporation and Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Certificate of Incorporation generally limits our officers’ and directors’ personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith, or which involve intentional misconduct or a knowing violation of law. Our Certificate of Incorporation and Bylaws, provide indemnification for our officers and directors to the fullest extent authorized by the Wyoming Business Corporation Act against all expense, liability, and loss, including attorney’s fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a “Proceeding”) to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he is or was an officer or director of the Company, or is or was serving at the request of the Company whether the basis of the Proceeding is an alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company. Such an indemnification payment might deplete the Company’s assets. Stockholders who have questions regarding the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act and the rules and regulations there under, is against public policy and therefore unenforceable.

We will need additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities of our residential property’s operations have been and will continue to be significant. As of December 31, 2024, we do expect to require additional funding for more than one year in order to continue development. construction of houses, infrastructure and marketing activities associated with our properties. However, there can be no assurances that we will not need additional funding in the future or that our current cash position will be sufficient to fund any future plans to accelerate our commercialization efforts. In the event additional funding is necessary, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

Our future business and results of operations depend in significant part upon the continued contributions of our Chief Executive Officer, Chief Financial Officer and Chairman of the Board. If we lose their services or if they fail to perform in their current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key officers in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

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

Our Chief Executive Officer, Frank Ingrande, our Chief Financial Officer and Director, Jason Sunstein, and our chairman of the board, Roberto Valdes, together own 14,503,575 shares of common stock, or approximately 13.9% of our outstanding voting securities. As a result, currently, and after the filing, they will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Because our directors hold a significant amount of our shares of common stock, it may not be possible to have adequate internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on the operating effectiveness of the Company’s Internal Controls over financial reporting. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, because our chairman of the board, Roberto Valdes, our Chief Financial Officer and Director, Jason Sunstein, and our Chief Executive Officer, Frank Ingrande, control approximately 13.9% on aggregate of our outstanding voting securities, will continue to own a significant percentage of our voting securities, it may not be possible to have adequate internal controls. We cannot predict what affect this will have on our stock price.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 150,000,000 shares of common stock. As of the date of this report we had 104,470,465 shares of common stock outstanding. Accordingly, we may issue additional shares of common stock subject to limitation on reserve amounts for other securities outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We may offer to sell our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to relay upon the operative facts as the basis for such exemption, including information provided by investor themselves.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Company is committed to ensuring the highest standards of cybersecurity to protect our systems, networks, and data from cyber threats. We recognize the critical importance of safeguarding sensitive information and maintaining the trust of our customers, partners, and stakeholders.

Our cybersecurity strategy is built on a foundation of proactive risk management, continuous monitoring, and adherence to industry best practices. We employ a multi-layered approach which leverages cutting-edge technologies to defend against evolving cyber threats.

We have made significant investments in modernizing, streamlining, and simplifying our technology footprint to both enhance customer experience and strengthen our internal security controls.

From time-to-time, we may engage third-party consultants, legal advisors, and audit firms to evaluate and test the Company’s risk management systems and assess and remediate certain potential cybersecurity incidents, as appropriate. We prioritize the integrity of our data access controls to prevent unauthorized access, data breaches, and malicious activities. We regularly assess and enhance our cybersecurity posture through comprehensive risk assessments, security audits, and vulnerability assessments.

Governance

Cybersecurity is a shared responsibility requiring collaboration and cooperation across all levels of our organization.

The Company recognizes that cybersecurity is not solely a technology issue but also a people and process issue. We plan to invest in ongoing training and awareness programs to empower our team to recognize and respond to potential security threats effectively.

Cybersecurity threats are monitored and acted upon by the Company’s outsourced information technology security group. The executives meet periodically or as needed with third-party advisors to receive information on all cybersecurity initiatives or suggestions as well as all cybersecurity incidents, if any.

In the event of a cybersecurity incident, we have third-party consultants that could assist with incident response plans and protocols to minimize the impact and facilitate swift recovery. During the calendar year 2024, there have been no known reported cybersecurity incidents that have materially affected our operations or financial results.

We believe in transparency and open communication, promptly informing affected parties and relevant authorities as required by law. Together, we remain vigilant, adaptive, and resilient in the face of evolving cyber threats, safeguarding the trust and confidence of those we serve.

Item 2. Properties.

Our corporate headquarters are located in leased office facilities at 350 10th Ave., Suite 1000, San Diego, CA 92101. Because of the nature of our real estate development operations, significant amounts of property are held as inventory in the ordinary course. Such properties are not included in response to this Item.

Item 3. Legal Proceedings.

On April 8, 2025, CleanSpark, Inc. (“CleanSpark”) initiated a civil action against the Company in the United States District Court for the Southern District of California (Civil Action No. ‘25CV829 RBMMSB) (the “Action”), in which CleanSpark alleges that the Company has breached the Securities Purchase Agreement, dated October 31, 2019, by and through which CleanSpark purchased shares of Series B Preferred Stock from the Company, and CleanSpark alleges that thirty-four events have occurred triggering pricing adjustment.  CleanSpark asserts claims for breach of contract and breach of the implied duty of good faith and fair dealing.  The lawsuit is at its inception.  The Company denies any liability or breaches of the Agreement, and it intends to vigorously defend the Action.

Other than as set forth above, the Company is not currently involved in any material disputes or litigation matters.

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

As of April 15, 2025 there were 335 holders of record of our common stock. As of such date, 104,470,465 shares of our common stock were issued and outstanding.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol “ILAL”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years. Such prices are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal 2024	Low	High
First Quarter	$0.03	$0.10
Second Quarter	$0.02	$0.08
Third Quarter	$0.04	$0.09
Fourth Quarter	$0.06	$0.12

Fiscal 2023	Low	High
First Quarter	$0.06	$0.16
Second Quarter	$0.06	$0.19
Third Quarter	$0.05	$0.36
Fourth Quarter	$0.05	$0.29

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

2024 Equity Incentive Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	-	-	-
Total	-	-	-

2022 Equity Incentive Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	2,150,000	$0.20	-
Total	2,150,000	$0.20	-

2020 Equity Incentive Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	-	-	-
Equity compensation plans approved by security holders	1,700,000	$0.33	-
Total	1,700,000	$0.33	-

2019 Equity Incentive Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans not approved by security holders	2,150,000	$0.48	-
Equity compensation plans approved by security holders	-	-	-
Total	2,150,000	$0.48	-

Brief Description of Equity Compensation Plan.

On February 11, 2019, the Company’s board of directors approved the 2019 equity incentive plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it requires approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholders’ approval will be “non-qualified”. The Company has reserved a total of 3,000,000 shares of the Company’s common stock for issuance under the 2019 Plan. The Company had a total of 2,150,000 options issued and outstanding under the 2019 Plan as of December 31, 2023. There were no options outstanding under the 2019 Plan as of December 31, 2024.

On August 26, 2020, the Company’s board of directors approved the 2020 equity incentive plan (the “2020 Plan”). The 2020 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 3,000,000 shares of the Company’s common stock for issuance under the 2020 Plan. The Company had a total of 1,700,000 options issued and outstanding under the 2020 Plan as of December 31, 2023. There were no options outstanding under the 2020 Plan as of December 31, 2024.

On December 1, 2022, the Company’s board of directors approved the 2022 equity incentive plan (the “2022 Plan”). The 2022 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 5,000,000 shares of the Company’s common stock for issuance under the 2022 Plan. The Company did not grant any options during the years ended December 31, 2023 and 2024. The Company had a total of 2,150,000 options issued and outstanding under the 2022 Plan as of December 31, 2023. There were no options outstanding under the 2022 Plan as of December 31, 2024.

On November 29, 2024, the Company’s board of directors approved the 2024 equity incentive plan (the “2024 Plan”). The 2024 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 15,000,000 shares of the Company’s common stock for issuance under the 2024 Plan. The Company had no options issued and outstanding under the 2024 Plan as of December 31, 2024.

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

Recent Sales of Unregistered Securities

See Note 11 to the consolidated financial statements for disclosure of the issuance of unregistered securities for the year ended December 31, 2024.

Additional Information

We are a fully reporting issuer, subject to the Exchange Act. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. Our internet website address is https://ila.company.

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

Overview of Our Company

Overview

The real estate market in Northern Baja California has continued to significantly improve and has fully recovered from the negative impact of Covid-19. The housing prices has continued to rise in the Southwest U.S., and inventory has remained severely low, which generated additional attraction from home buyers seeking second homes or vacation homes.

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

The Company recently allowed prospective homeowners and existing lot holders to tour the property again. As of the date of this report, 86 of the 1,344 planned residential lots were pre-sold to initial shareholders. The Company has made significant progress on the project, which included the completion of the two-mile access road and the community entrance structure. The Company also started construction of the waterfront clubhouse, and model homes.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCVD in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was initially recorded as an equity-method investment in the Company’s condensed consolidated financial statements. On January 3, 2023, the Company acquired the remaining 75% membership interest in RCVD for a contractual consideration of $13.5 million, paid through $8,900,000 secured convertible note, 20,000,000 shares of common stock and 33,000,000 common stock warrants. This transaction was recorded pursuant to ASC 805 Business Combinations.

Summary of key operational and financial events:

■	During the year ended December 31, 2023, the Company collected an aggregate amount of $312,175 from house construction at the Plaza Bajamar project, which was initially recorded and presented as contract liability in the consolidated balance sheets. However, the Company offset the balance with the additional cash funded for the construction of amenities at Bajamar, with the net balance presented as impairment loss in the consolidated statement of operations in the previous year. There were no collections during 2024.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our fiscal year 2025, as we continue to follow the necessary steps to complete this legal process.

Results of Operations for the year ended December 31, 2024, compared to the year ended December 31, 2023

	For the years ended
	December 31, 2024	December 31, 2023
Revenues and lease income	$8,094,940	$7,058,479

Cost of revenue	1,242,057	927,903

Gross profit	6,852,883	6,130,576

Operating expenses
Sales and marketing	866,607	1,218,921
Impairment loss	-	260,674
General and administrative expenses	1,864,249	2,875,868
Total operating expenses	2,730,857	4,355,463

Income from operations	4,122,027	1,775,113

Other income (expense)
Loss from debt extinguishment	-	(1,140,446)
Loss from related party debt extinguishment	-	-
Change in fair value derivative liability	338,311	(775,555)
Interest expense	(1,412,556)	(1,932,393)
Total other expense, net	(1,074,245)	(3,848,394)

Net income (loss)	$3,047,782	$(2,073,281)

Revenues

Revenue increased by $1,036,461 to $8,094,940 for the year ended December 31, 2024, from $7,058,479 for the year ended December 31, 2023. The revenue recognized during the year ended December 31, 2024 includes real estate sales, interest from financed sales, financing fees, previously deferred revenues, and components of home construction.

Cost of Revenues

Cost of revenue increased by $314,154 to $1,242,057 for the year ended December 31, 2024, from $927,903 for the year ended December 31, 2023. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Operating Expenses

Operating expenses decreased by $1,624,606 to $2,730,857 for the year ended December 31, 2024, from $4,355,463 for the year ended December 31, 2023.

Such decrease mainly relates to the reduced marketing efforts incurred by RCVD and ILAL during the year ended December 31, 2024, as the Company was in process of raising additional capital. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation. In addition, general and administrative decreased for professional fees and other general and administrative expenses due to the lack of capital available during the year ended December 31, 2024. General and administrative costs mainly include commissions paid attributable to sales.

Other expenses

Other expenses decreased by $2,774,149 to $1,074,245 for the year ended December 31, 2024, from $3,848,394 during ended December 31, 2023. Such change is primarily due to the change in fair value of the Company’s derivative liability, a decrease in loss on debt from extinguishment, a decrease in the loss on acquisition, with interest expense decreasing year over year.

Net Income (Loss)

As a result of the foregoing, the Company finished the year ended December 31, 2024, with net income of $3,047,781, as compared to a loss of $2,073,281 for the year ended December 31, 2023.

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

Capital Resources and Liquidity

Cash was $26,120 and $140,247 as of December 31, 2024 and 2023, respectively. As shown in the accompanying financial statements, we recorded income of $3.0 million for year ended December 31, 2024. Our working capital deficit as of December 31, 2024, was $11.6 million. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2024, was $384,680 which resulted primarily due to net income of $3,047,781, non-cash share-based compensation of $908,037, depreciation of $87,250, and change in fair value of derivative liability of $338,311, offset by a negative net change in assets and liabilities of $4,089,436.

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

Investing Activities

Net cash flows used in investing activities was $513,138 for the year ended December 31, 2024. The funds were used for the development of the various projects and additional investment for land development.

Net cash flows used in investing activities was $210,423 for year ended December 31, 2023. The funds were used for the development of the various projects and the purchased house construction at Plaza Bajamar and Valle Divino for $179,799, additional investment for land development for $557,738. This was offset by the cash acquired for $321,920 from the acquisition of RCVD and $205,096 in proceeds from the disposal of fixed assets.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2024, was $738,691, primarily from cash proceeds from related parties for aggregate amount of $242,875, cash proceeds from convertible notes of $456,130, cash proceeds from other loans for $666,363, cash proceeds from promissory notes of $75,000, dividends paid of $91,678, and cash payments on promissory notes of $565,000.

Net cash flows provided by financing activities for the year ended December 31, 2023, was $2,468,400, primarily from cash proceeds from issuance of convertible notes for aggregate amount of $275,000, cash proceeds from promissory notes of $1,115,000, additional funds received from related party of $888,209, $300,000 from cash proceeds from sale of common and preferred stock, offset by repayment on a promissory note of $330,000, and repayment to related party by $308,248.

As a result of these activities, we experienced a decrease in cash of $114,127 for the year ended December 31, 2024.

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

Off-balance Sheet Arrangements

During the year ended December 31, 2024, we have not engaged in any off-balance sheet arrangements.

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

INTERNATIONAL LAND ALLIANCE, INC. INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors,

International Land Alliance, Inc.

San Diego, CA

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of International Land Alliance, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for each of the year then ended December 21, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 of the financial statements, the Company has suffered substantial net losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Henderson, Nevada

May 21, 2025

PCAOB ID Number 6797

179 N. Gibson Road, Henderson, Nevada 89014 ● 702.703.5979 ● www.bushandassociatescpas.com

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$26,120	$140,247
Accounts receivable	1,264,634	1,652,086
Prepaid and other current assets	255,516	16,815
Total current assets	1,546,270	1,809,148

Land	15,776,526	15,551,526
Buildings, net	1,833,021	1,818,825
Furniture and equipment, net	-	2,677
Other non-current assets	408,064	53,468
Goodwill	11,118,187	11,118,187

Total assets	$30,682,068	$30,353,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,141,338	$1,431,676
Accounts payable and accrued liabilities related parties	326,947	361,223

Deferred revenue	-	4,521,222
Accrued interest	1,394,889	1,756,937
Accrued interest related party	-	-

Contract liability	143,680	93,382
Deposits	20,500	20,500
Derivative liability	161,136	781,924
Convertible notes, net of debt discounts	600,000	652,077
Convertible note RCVD acquisition	-	8,900,000
Promissory notes, net of debt discounts	432,762	2,674,762
Promissory notes, net discounts – Related Parties	347,374	104,498

Other loans	8,553,338	7,358,600
Total current liabilities	13,121,964	28,656,801

Convertible notes, net of current portion	2,502,000	-

Total liabilities	15,623,964	28,656,801

Commitments and Contingencies (Note 11)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500
Preferred Stock Series C (Temporary Equity)	310,000	310,100
Total Temporary Equity	603,500	603,500

Stockholders’ Equity

Preferred stock; $0.001 par value; 2,010,000 shares authorized; 117,000 and 28,000 Series A shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	117	28
1,000 Series B shares issued and outstanding as of December 31, 2024 and December 31, 2023	1	1
3,100 Series C shares issued and outstanding as of December 31, 2024 and December 31, 2023	3	3
17,000 Series D shares issued and outstanding as of December 31, 2024 and December 31, 2023	17	17

Common stock; $0.001 par value; 150,000,000 shares authorized; 97,602,713 and 94,602,713 shares issued and outstanding as of December 31, 2024, respectively, and 79,658,165 and 76,658,165 shares issued and outstanding as of December 31, 2023, respectively	97,603	79,658
Additional paid-in capital	38,803,819	28,476,622
Common stock payable	-	31,939
Treasury stock (3,000,000 shares as of December 31, 2024 and December 31, 2023)	(300,000)	(300,000)
Accumulated deficit	(24,146,956)	(27,194,738)
Total stockholders’ equity	14,454,604	1,093,530

Total liabilities and stockholders’ equity	$30,682,068	$30,353,831

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended,
	December 31, 2024	December 31, 2023

Net revenues and lease income	$8,094,940	$7,058,479

Cost of revenues	1,242,057	927,903

Gross profit	6,852,883	6,130,576

Operating expenses
Sales and marketing	866,607	1,218,921
Impairment loss	-	260,674
General and administrative expenses	1,864,249	2,875,868
Total operating expenses	2,730,856	4,355,463

Income from operations	4,122,027	1,775,113

Other income (expense)
Loss from debt extinguishment	-	(1,140,446)
Change in fair value derivative liability	338,311	(775,555)
Interest expense	(1,412,556)	(1,932,393)
Total other expense, net	(1,074,245)	(3,848,394)

Net income (loss)	$3,047,782	$(2,073,281)

Preferred stock dividends	114,308	1,082,825

Net income (loss) applicable to common shareholders	$2,933,474	$(3,156,106)

Income (loss) per common share - basic and diluted	$0.04	$(0.03)

Weighted average common shares outstanding - basic and diluted	84,394,693	68,368,501

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Activity for the year Ended December 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury		Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock		Capital	Payable	Deficit	Deficit
Balance, December 31, 2023	28,000	$28	1,000	$1	3,100	3	17,000	17	79,658,165	$79,658	(300,000)		$28,476,622	$31,939	$(27,194,738)	$1,093,530
Dividend on Series C Preferred	-	-	-	-	-	-	-	-	387,351	387		-	(23,017)	-	-	(22,630)
Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	2,484,832	2,485	-		(2,485)	-	-	-
Common shares issued pursuant to inducement agreement	-	-	-	-	-	-	-	-	500,000	500	-		12,000	-	-	12,500
Common shares issued pursuant to promissory notes	-	-	-	-	-	-	-	-	4,050,000	4,050	-		180,915	(31,939)	-	153,026
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-		156,094	-	-	156,094
Common stock issued for consulting services	-	-	-	-	-	-	-	-	7,202,595	7,203	-		552,717	-	-	559,919
Common stock issued from debt conversion	-	-	-	-	-	-	-	-	1,223,776	1,224	-		47,902	-	-	49,126
Dividend on Series A Preferred	-	-	-	-	-	-	-	-	-	-	-		(333,511)	-	-	(333,511)
Series A Preferred shares issued for the conversion of related party debt	89,000	89	-	-	-	-	-	-	-	-	-		9,456,161	-	-	9,456,250
Settlement of derivative liability	-	-	-	-	-	-	-	-	-	-	-		282,518	-	-	282,518
Dividend paid on Series D Preferred Stock	-	-	-	-	-	-	-	-	2,095,994	2,096	-		(2,096)	-	-		-
Net income	-	-	-	-	-	-	-	-	-	-	-		-	-	3,047,782	3,047,782
Balance, December 31, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	97,602,713	$97,603	$(300,000)		$38,803,819	$-	$(24,146,956)	$14,454,604

Activity for the year Ended December 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Payable	Deficit	Deficit
Balance, December 31, 2022	28,000	$28	1,000	$1	-	-	-	-	43,499,423	$43,500	-	$20,233,446	$-	$(25,121,457)	$(4,844,482)
Common shares issued from related party acquisition	-	-	-	-	-	-	-	-	20,267,310	20,267	-	1,779,733	-	-	1,800,000
Fair value common shares warrants issued from related party acquisition	-	-	-	-	-	-	-	-	-	-	-	2,674,976	-	-	2,674,976
Reciprocal interest in business acquisition	-	-	-	-	-	-	-	-	-		(300,000)	-	-	-	(300,000)
Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	1,410,000	1,410	-	(1,410)	-	-	-
Common shares in escrow issued as collateral	-	-	-	-	-	-	-	-	2,000,000	2,000	-	258,000	-	-	260,000
Warrants issued pursuant to Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	18,504	-	-	18,504
Series C Preferred Stock issued for cash	-	-	-	-	3,100	3	-	-	-	-	-	-	-	-	3
Dividend on Series C Preferred	-	-	-	-	-	-	-	-	-	-	-	(94,428)	-	-	(94,428)
Common shares issued for cash	-	-	-	-	-	-	-	-	500,000	500	-	49,500	-	-	50,000
Common shares issued pursuant to promissory notes	-	-	-	-	-	-	-	-	100,000	100	-	16,900	31,939	-	48,939
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	234,141	-	-	234,141
Common stock issued for consulting services	-	-	-	-	-	-	-	-	2,953,000	2,953	-	446,047	-	-	449,000
Common stock issued from debt conversion	-	-	-	-	-	-	-	-	8,928,432	8,928	-	1,673,851	-	-	1,682,779
Warrants issued pursuant to Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	105,392	-	-	105,392
Series D Preferred shares issued for the conversion of related party debt	-	-	-	-	-	-	17,000	$17	-	-	-	1,586,146	-	-	1,586,163
Settlement of derivative liability	-	-	-	-	-	-	-	-	-	-	-	518,646	-	-	518,646
Dividends on Series B Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	(1,022,822)	-	-	(1,022,822)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,073,281)	(2,073,281)
Balance, December 31, 2023	28,000	$28	1,000	$1	3,100	3	17,000	$17	79,658,165	$79,658	$(300,000)	$28,476,622	$31,939	$(27,194,738)	$1,093,530

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended,
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net income (loss)	$3,047,782	$(2,073,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	908,037	927,774
Impairment loss	-	260,674
Loss from extinguishment of debt	-	1,140,446
Fair value of commitment shares	-	108,096
Fair value of shares issued for services	-	152,000
Depreciation expense	87,250	89,241
Excess fair value of derivative over carrying balance of debt	-	108,465
Change in fair value derivative	(338,311)	775,555
Amortization of debt discount	-	437,376
Changes in assets and liabilities
Accounts Receivable	387,452	58,764
Prepaid and other current assets	(238,702)	32,383
Other non-current assets	(165,229)	(7,808)
Accrued interest	722,577	181,066
Accounts payable and accrued interest	(290,337)	(642,223)
Accounts payable and accrued interest-related party	(34,276)	171,957
Deferred revenue	(4,521,222)	(4,193,498)
Contract liability	50,299	305,909

Net cash used in operating activities	(384,680)	(2,167,104)

Cash Flows from investing
Cash acquired from RCVD acquisition	-	321,919
Proceeds from disposal of fixed assets	-	205,096
Additional expenditures on land	(288,138)	(557,738)
Additions to Construction in Progress on land not owned	(225,000)	(179,700)
Net cash used in investing activities	(513,138)	(210,423)

Cash Flows from Financing Activities
Common stock and warrants sold for cash	-	50,000
Dividends paid on Series C Preferred Stock	(91,677)	(11,570)
Series C Preferred Stock issued for cash	-	250,000
Cash payments on promissory notes – related party	242,875	(308,248)
Cash payments on promissory notes	(565,000)	(330,000)
Cash proceeds from convertible notes	456,130	275,000
Cash payments on convertible notes	-	(240,025)
Cash proceeds from promissory notes	75,000	1,115,000
Cash proceeds from other loans	666,363	780,034
Cash proceeds promissory notes – Related party	-	888,209
Net cash provided by financing activities	783,691	2,468,400

Net increase (decrease) in cash	(114,127)	90,873

Cash, beginning of year	140,247	49,374

Cash, end of year	$26,120	$140,247

Supplemental disclosure of cash flow information
Cash paid for interest	$254,912	$405,705

Non-Cash investing and financing transactions
Dividend on Series A	$333,511	$-
Dividend on Series B	$-	$1,022,822
Dividend on Series C	$22,630	$60,003
Conversion of related party debt for Series D Preferred shares	$-	$1,586,163
Conversion of related party debt	$-	$-
Conversion of debt for common shares	$49,126	$1,673,851
Debt discount from bifurcated derivative	$-	$-
Debt discount from warrants issued with debt	$-	$-
Debt discount	$169,498	$351,092
Commitment shares issued with promissory notes	$165,526	$108,096

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues from its properties, raise capital or issue debt instruments. The Company has faced significant liquidity shortages as shown in the accompanying consolidated financial statements. As of December 31, 2024, the Company’s current liabilities exceeded its current assets by approximately $11.6 million. The Company has recorded net income of $3.0 million for the year ended December 31, 2024, and has an accumulated deficit of approximately $24.1 million as of December 31, 2024. Net cash used in operating activities for the year ended December 31, 2024, was approximately $0.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently raising additional capital through debt and equity financing in order to continue the funding of its operations, which may have the effect of diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales and house construction. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to December 31, 2024. The direct impact of these conditions is not fully known.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements are presented in United States dollars.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming and International Land Alliance, S.A. de C.V. (“ILA Mexico”), a company incorporated in Mexico, Emerald Grove Estates LLC, incorporated in the State of California, Oasis Park Resort, LLC, incorporated in the State of Wyoming, Plaza Bajamar, LLC, incorporated in the State of Wyoming, and Plaza Valle Divino, LLC, incorporated in the State of California.

ILA Fund includes cash as its only assets with minimal expenses as of December 31, 2024. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of December 31, 2024. As of December 31, 2024, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations. All intercompany balances and transactions are eliminated in consolidation.

The Company’s consolidated subsidiaries were as follows as of December 31, 2024:

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024, and 2023.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid, and other current assets, accounts payable and accrued liabilities, contracts liability, deposits, promissory notes, net of debt discounts and promissory notes related party, deferred revenue, and other loans, approximate fair value due to their relatively short maturities. Equity-method investment is recorded at cost, which approximates its fair value since the consideration transferred includes cash and a non-monetary transaction, in the form of the Company’s common stock, which was valued based on a combination of a market and asset approach.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of December 31, 2024:

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$161,136	$161,136
Total	$-	$-	$161,136	$161,136

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the year ended December 31, 2024:

Derivative
Liability
Balance December 31, 2023	$781,924

Change in estimated fair value	(338,311)
Settlement of derivative liability	(282,477)
Balance December 31, 2024	$161,136

Derivative Liability

As of December 31, 2024, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
	2024	2023

Expected term	1 month – 1 year	1 month – 1 year
Exercise price	0.02 - $0.11	0.03 - $0.13
Expected volatility	126% - 174%	176% - 232%
Expected dividends	None	None
Risk-free interest rate	5.25% - 6.35%	5.03% - 5.55%
Forfeitures	None	None

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

Construction in progress (“CIP”)

A CIP asset reflects the cost of construction work undertaken, but not yet completed on land not currently owned by the Company. For construction in progress assets, no depreciation is recorded until the asset is placed in service. When construction is completed, the assets should be reclassified as building, building improvement, infrastructure or land improvement and should be capitalized and depreciated. The land is currently owned by companies controlled by our chairman of the board.

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

The Company applies judgment in determining the customer’s ability and intention to pay the consideration which the Company is entitled to. A performance obligation is a promise in a contract or agreement to transfer a distinct product or item to the customer. Performance obligations promised in a contract are identified based on the property that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the property is separately identifiable from other promises in the contract. Management considers the retention of title as merely a protective right, which would not disallow revenue recognition for the full consideration to which the Company is entitled upon the execution of a contract for deed.

Currently, upon execution of each contract for deed, the Company has not developed sufficient controls and procedures to provide reasonable assurance that collection of the consideration, which the Company is entitled to, is probable. In addition, the title of the land for the various projects (Bajamar and Divino) is held by an entity that is controlled by the Company’s chairman of the board.

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

The Company recognized $8,094,940 and $7,058,479, respectively, of net revenue during the years ended December 31, 2024, and 2023.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $866,607 and $1,111,589 for the years ended December 31, 2024, and 2023, respectively.

Debt issuance costs and debt discounts

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a straight-line approach, which approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying consolidated balance sheets.

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

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the year ended December 31, 2024	For the year ended December 31, 2023

Options	-	6,000,000
Warrants	38,107,500	3,867,500
Total potentially dilutive shares	38,107,500	9,867,500

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2024.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during both years ended December 31, 2024 and 2023.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at December 31, 2024 and 2023, respectively. Account receivables are written off when all collection attempts have failed.

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

NOTE 3 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of December 31, 2024, and 2023:

	Useful life	December 31, 2024	December 31, 2023
Land – Emerald Grove		$203,419	$203,419

Land – Rancho Costa Verde Development		$15,573,107	$15,348,107

Furniture & equipment, net	5 years	$-	$2,677

Building – Emerald Grove	20 years	2,674,471	2,591,421
Less: Accumulated depreciation		(844,127)	(772,596)

Building, net		$1,833,021	$1,818,825

Depreciation expense was approximately $87,250 and $52,400, for the years ended December 31, 2024, and 2023, respectively.

Valle Divino

The Valle Divino is the Company’s premier wine country development project in Ensenada, Baja California. This land project consists of 20 acres to be acquired from Baja Residents Club, a Company controlled by our chairman of the board and developed into Valle Divino resort. The acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. The Company broke ground of the Valle Divino development in July 2020 and has commenced site preparation for two model homes including a 1-bedroom and 2- bedroom option. The first Phase of the development includes 187 homes. This development will also have innovative microgrid solutions by our partner to power the model home and amenities.

The construction contractor is also an entity controlled by our chairman of the board. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino was $0 as of December 31, 2024 and 2023. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 during the year ended December 31, 2022.

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

The Company has not yet taken title to this property, which is currently owned by Valdeland, S.A. de C.V. (“Valdeland”), an entity controlled and 100% owned by Roberto Valdes, the Company’s chairman of the board. In September 2019, the Company executed a land purchase agreement with Valdeland, under which the Company is to acquire the Plaza Bajamar property from Valdeland, free of liens and encumbrances for a total consideration of $1,000,000.

In November and December 2019, $250,000 was paid to the Company’s chairman of the board, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 as a down payment towards the acquisition of the land from Valdeland. As of December 31, 2024 and 2023, the Company has issued 250,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land. The balance was fully impaired during the year ended December 31, 2022.

Valdeland has completed a two-bedroom model home, an enhanced entrance, and interior roads as well as site preparation for four (4) new homes adjacent to the model home. It has commenced construction on four residential lots following the payment of the required minimum deposits from buyers.

The Company funded the construction by an additional $179,700 during the year ended December 31, 2023. Valdeland is the construction contractor and is also an entity controlled and owned by Roberto Valdes.

The balance of construction in process for Plaza Bajamar totaled $0 as of December 31, 2024 and 2023. During the year ended December 31, 2023, the Company fully impaired the accumulated costs related to Plaza Bajamar, due to the uncertainty pertaining to title transfer for a total amount of $179,700.

Within the “restricted zone,” a foreigner can purchase the beneficial interest in real property through a bank trust or “fideicomiso.” Indeed, a bank trust must be used when acquiring property within the restricted zone. In this bank trust, the buyer of the property is designated as the “fideicomisario” or the beneficiary of the trust. While legal title is held by the bank, (specifically the trustee of the trust or the “fiduciario,”) the trustee must administer the property in accordance with the instructions of the buyer (the beneficiary of the trust). The property is not an asset of the bank, and the trustee is obligated to follow every lawful instruction given by the beneficiary to perform legal action. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2025.

As of December 31, 2024, Valdeland sold six (6) house constructions on residential lots for an estimated price of $1.5 million, of which $0.5 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheets. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

Rancho Costa Verde Development (“RCVD”)

RCVD is a 1,000 acre, 1,200 lot master planned community in Baja, California, located few miles from the Company’s Oasis Park resort on the sea of Cortez. To date, RCVD has sold over 1,000 residential lots and built 55 single-family homes with approximately 30 under construction. This is in addition to a completed boutique hotel and clubhouse.

NOTE 4 – RELATED PARTY TRANSACTIONS

Chief Executive Officer – Frank Ingrande

In May 2021, the Company executed an employment agreement with Frank Ingrande.

The Company has not accrued or paid any salary to Frank Ingrande for the year ended December 31, 2024. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the year ended December 31, 2023. The balance owed is $66,846 as of December 31, 2024 and 2023.

Frank Ingrande was the co-founder and owner of 33% of the Company’s equity-method investee RCVD. During the year ended December 31, 2023, the Company acquired the remaining 75% interest in RCVD, which became the Company’s wholly owned subsidiary as of January 2023 (Note 8).

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. These shares have expired as of December 31, 2024.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with Jason Sunstein.

The Company has not accrued or paid any salary to Jason Sunstein for the year ended December 31, 2024. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the year ended December 31, 2023. The balance owed is $66,846 as of December 31, 2024 and 2023.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. These shares have expired as of December 31, 2024.

Jason Sunstein is also the managing member of Six Twenty Management LLC, an entity that has been providing ongoing capital support to the Company (See Note 7).

Jason Sunstein also facilitated the Emerald Grove asset purchase.

Chairman of the Board – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with Roberto Valdes.

The Company has not accrued or paid any salary to Roberto Valdes for the year ended December 31, 2024. The Company has accrued $33,808 of compensation costs in relation to the employment agreement for the year ended December 31, 2023. The balance owed is $66,846 as of December 31, 2024 and 2023.

As of December 31, 2023, the Company funded an aggregate amount of 1.4 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by Roberto Valdes. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by Roberto Valdes (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed a land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”).

During the year ended December 31, 2023, the Company funded an aggregate amount of approximately $251,000 to the construction companies owned by Roberto Valdes for the two projects in Ensenada, Baja California. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2025. The properties at Valle Divino and Plaza Bajamar have executed promise to purchase agreements between the Company and Roberto Valdes, which require the transfer of titles of the land free of liens and encumbrances to the Company. There can be no assurance as to what and if any profit might have been received by Roberto Valdes, in his separate company as a result of these transactions.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. These shares have expired as of December 31, 2024.

International Real Estate Development, LLC. (“IRED”)

Frank Ingrande was an owner of 33% of IRED at the time of the 25% initial investment in RCVD in May 2021 and subsequent to this transaction became a shareholder and President of the Company. On January 3, 2023, the remaining 75% interest was acquired by the Company and as of December 31, 2023 and 2024, Mr. Ingrande was still the President of the Company and a 33% owner in IRED. As such, any transactions with IRED are deemed to be related party transactions.

On January 1, 2023, the Company issued a convertible promissory note pursuant to the acquisition of RCVD for a total principal of $8,900,000, carrying a 5% coupon and maturing on September 30, 2024. The convertible note was payable in quarterly installment of $2,225,000 starting on March 31, 2023. The convertible note includes a twelve percent (12%) default interest rate. Although, this convertible promissory note payable is part of the consideration to the business combination in stages (Note 8) which is not deemed a related party transaction, the convertible promissory note payable is with a related party and deemed a related party convertible promissory note payable. During the year ended December 31, 2024, the Company converted the entire principal and interest balance of the promissory note into 89,000 Series A Preferred Shares. See Note 6 and Note 8 for additional information related to this convertible promissory note.

NOTE 5 – PROMISSORY NOTES

Promissory notes consisted of the following at December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023

Cash Call note payable, due January 31, 2025	$24,785	$24,785
Elder note payable, 10% interest, due January 31, 2025	1,500	1,500
Elder note Payable, 15% interest, due January 31, 2025	76,477	76,477
Griffith note Payable, 15% interest, due January 31, 2025	250,000	250,000
Banker note Payable, 15% interest, due January 31, 2025	42,500	97,500
Robles note Payable, 10% interest, due January 31, 2025	37,500	37,500
Victrix note payable, 20% interest, due December 31, 2024	-	400,000
Redwood Trust note payable, 12% interest, due January 2025	-	1,787,000
Total Notes Payable	$432,762	$2,674,762
Less discounts	-	-)

Total Promissory notes, net of discount	432,762	2,674,762

Less current portion	(432,762)	(2,674,762)

Total Promissory notes, net of discount - long term	$-	$-

Redwood Trust

On January 21, 2021, the Company refinanced its existing first and second mortgage loans on the 80 acres of land and the structure located at Sycamore Road in Hemet, California for an aggregate amount of $1,787,000, carrying coupon at twelve (12) percent, payable in monthly interest installments of $17,870 starting on September 1st, 2021, and continuing monthly thereafter until maturity on February 1st, 2023, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust. The refinanced amount paid off the first and second mortgage loans with a net funding to the Company of approximately $387,000, net of finders’ fees. On June 27, 2023, the Company, through Emerald Grove Estates, LLC, its wholly owned company, executed a modification agreement, under which the maturity date was extended to January 1, 2025, including the payment of all unpaid interest, late fees, charges. The promissory note was repaid in full in December 2024.

Victrix LLC

On December 6, 2023, the Company took out a second financing on its 80 acres of land and the structure located at Sycamore Road in Hemet, California for aggregate amount of $400,000 carrying coupon at twenty (20) percent and continuing monthly thereafter until maturity, at which time all sums of principal and interest then remaining unpaid shall be due and payable. The balloon payment promissory note is secured by deed of trust and collateralized by 2,000,000 shares of common stock to be held in escrow until the debt is satisfied in full. The promissory note was repaid in full in December 2024.

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of December 31, 2023. There was no activity during the year ended December 31, 2024.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. No payment was made under this settlement agreement during the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the remaining principal balance was $24,785, respectively. The Company has not incurred any interest expense related to this promissory note during the year ended December 31, 2024 due to the agreed upon settlement amount.

Christopher Elder

On December 15, 2020, the Company entered into a promissory note pursuant to which the Company borrowed $126,477. Interest under the promissory note in default is 18%, and the principal and all accrued but unpaid interest is due upon maturity.

There was no activity during the years ended December 31, 2024 and 2023, respectively. The remaining principal balance was $76,477 as of both years ended December 31, 2024 and 2023.

The Company incurred approximately $11,472 of interest during the years ended December 31, 2024 and 2023, respectively. Accrued interest was $46,443 and $34,971 as of December 31, 2024 and 2023, respectively.

Bobbie Allen Griffith

On September 5, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $215,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest is due upon maturity.

The Company repaid the note in full during the year ended December 31, 2023. During the year ended December 31, 2024, the Company was advanced another $250,000. As of both December 31, 2024 and 2023, the remaining principal balance was $250,000.

The Company incurred approximately $7,500 and $15,500 of interest during the years ended December 31, 2024 and 2023, respectively. Accrued interest was $23,000 and $15,500 as of December 31, 2024 and 2023, respectively.

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

The Company incurred approximately $22,500 of interest during the years ended December 31, 2024 and 2023, respectively. Accrued interest was $45,000 and $22,500 as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the remaining principal balance was $42,500 and $97,500, respectively.

The Company initially recognized a debt discount and stock payable on this note of $5,769 as of December 31, 2023. The Company incurred amortization expense of debt discount on the note of $5,769 during the year ended December 31, 2023.

George Robles

On September 1, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $100,000. Interest under the promissory note is 5% per month with a default rate of 10% per month, and the principal and all accrued but unpaid interest was due upon maturity.

The Company incurred approximately $7,500 of interest during the year ended December 31, 2024 and 2023, respectively. Accrued interest was $15,000 and $7,500 as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the remaining principal balance was $37,500.

The Company initially recognized a debt discount and stock payable on this note of $5,393 as of December 31, 2023. The Company incurred amortization expense of debt discount on the note of $5,393 during the year ended December 31, 2023.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

1800 Diagonal convertible note #5, 9% interest, due June 2024	-	55,000
1800 Diagonal convertible note #6, 10% interest, due September 2024	-	68,511
1800 Diagonal convertible note #7, 10% interest, due September 2024	-	61,600
Mast Hill convertible note, 16% interest, due March 2023	250,000	250,000
Blue Lake convertible note, 16% interest, due March 2023	250,000	250,000
International Real Estate Development, 5% interest, due March 2024	-	8,900,000
Mast convertible note, Emerald Grove, due December 2027	2,780,000	-
Cobra convertible note, 20% interest, due February 2025	125,000	8,900,000
Total convertible notes	$3,405,000	$9,585,111
Less discounts	(303,000)	(33,034)

Total convertible notes, net of discount	3,102,000	9,552,077

Less current portion	(600,000)	(9,552,077)

Total convertible notes, net of discount - long term	$2,502,000	$-

Mast Hill Fund, L.P (“Mast note”)

On March 23, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. The interest rate under the convertible promissory note in default is 16%, and the principal and all accrued but unpaid interest are due on March 23, 2023 but has been extended until the first quarter of 2025. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022.

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

The principal balance owed to Mast Hill Fund was $250,000 as of both December 31, 2024 and 2023. The Company incurred approximately $12,993 of interest during the year ended December 31, 2024.

The Company has not yet received any default notice from the investor. Upon an event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

The Company initially recognized $219,832 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of both December 31, 2024 and 2023.

Blue Lake Partners LLC (“Blue Lake note”)

On March 28, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. The interest rate under the convertible promissory note in default is 16%, and the principal and all accrued but unpaid interest were due on March 28, 2023. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022. Additionally, as an incentive to the note holder, the securities purchase agreement provided for the issuance of 225,000 shares of common stock with fair value of approximately $101,000, which were fully earned at issuance, and 343,750 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $0.80 and a term of five years.

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

The principal balance owed to Blue Lake was $250,000 as of both December 31, 2024 and 2023.

The Company has not yet received any default notice from the investor. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

The Company initially recognized $219,607 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of both December 31, 2024 and 2023.

1800 Diagonal Lending Inc. (“Diagonal note”)

Diagonal note #5

On September 13, 2023, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $55,000 for net proceeds of $50,000, net of issuance costs of $5,000. Interest under the convertible promissory note is 9% per year and a default coupon of 22%.

The maturity date of the note was June 15, 2024. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price. The note includes a prepayment feature at a premium of up to 25% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

Diagonal note #5 was repaid in full during the year ended December 31, 2024.

Diagonal note #6

On September 6, 2023, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $92,000 for net proceeds of $75,000, net of issuance costs of $17,000. Interest under the convertible promissory note is 10% per year and a default coupon of 22%.

The maturity date of the note was September 6, 2024. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price. The note includes a prepayment feature at a premium of up to 25% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

Diagonal note #6 was repaid in full during the year ended December 31, 2024.

Diagonal note #7

On December 5, 2023, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $61,600 for net proceeds of $55,000, net of issuance costs of $6,600. Interest under the convertible promissory note is 10% per year and a default coupon of 22%.

The maturity date of the note was September 15, 2024. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price. The note includes a prepayment feature at a premium of up to 25% from the issuance date and up to 180 days. The note includes a 50% penalty premium on unpaid principal and interest upon an event of default.

Diagonal note #7 was repaid in full during the year ended December 31, 2024.

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

The Company incurred $111,250 of interest during the year ended December 31, 2024. In March 2024, the Company converted the entire principal balance of $8,900,000 and accrued interest of $556,250 into 89,000 shares of Series A Preferred shares. See Note 11 for further discussion.

Mast Emerald Grove convertible note payable (“Mast Emerald Grove note”)

In December 2024, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $2,780,000 for net proceeds of $2,502,000, net of issuance costs of $278,000. Interest under the convertible promissory note is 12% per year and a default coupon of 16%.

The maturity date of the note is December 31, 2027. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price.

The Company initially recognized $278,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $0 through interest expenses during the year ended December 31, 2024. The balance of the unamortized debt discount was $278,000 as of December 31, 2024.

The balance of the convertible note was $2,502,000 as of December 31, 2024.

Cobra (“Cobra convertible note”)

In August 2024, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $125,000 for net proceeds of $100,000, net of issuance costs of $25,000.

The maturity date of the note is February 28, 2025. At any time after default, the note is convertible into shares of our common stock at a conversion rate with a discount to the market price.

The Company initially recognized $25,000 of debt discount resulting from the original issue discount and the deferred financing costs.

The balance of the Cobra convertible note was $100,000 as of December 31, 2024.

NOTE 7 – PROMISSORY NOTES – RELATED PARTIES

Related party promissory notes consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Frank Ingrande – On demand	$-	$10,394
Lisa Landau – On demand	347,374	94,104
Total related party promissory notes, current	$347,374	$104,498

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. During the years ended December 31, 2024 and 2023, Lisa Landau advanced funds to the Company for general corporate expenses and paid directly towards the Diagonal convertible notes.

The principal balance was $347,374 and $94,104 as of December 31, 2024 and 2023, respectively. The advances are on demand but do not carry any interest.

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

As outlined in the letter of intent with IRED and RCVD dated April 2021, in addition to various communications with both parties, the Company had strategized and intended to acquire the remaining 75% of RCVD from the original discussions that began in 2018. The Company’s Chief Executive Officers and director was the previously the owner of one third of the issued and outstanding interest in International Real Estate Development LLC and has been disclosed as a related party since the acquisition of the initial 25% interest in RCVD.

The Company has accounted for this transaction as a business combination in stages under ASC 805 Business Combinations as the Company took control of RCVD in January 2023. Accordingly, and as of January 3, 2023, the assets acquired, and the liabilities assumed were recorded at their estimated fair value as of the closing date of the acquisition.

The secured convertible promissory note has a principal amount of $8,900,000 and is payable in quarterly installments of $2,225,000, and carries a five percent (5%) coupon. The note carries a default coupon of twelve percent (12%) on the unpaid principal after the maturity date. The note includes standard events of default, which will result in the principal and accrued interest to be payable immediately. The note is convertible at any time commencing on April 1, 2023, at the option of the holder, into shares of common stock of the company at a 10% discount to market. The note may be prepaid at any time without penalties. The Company did not make the first installment by December 31, 2023, but the Company obtained a default waiver from IRED. The Company incurred approximately $111,250 of interest during the year ending December 31, 2024 (Note 6).

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land (Valle Divino)

The land project consisting of 20 acres to be acquired from Baja Residents Club (a Company controlled by our chairman of the board Roberto Valdes) and developed into Valle Divino resort in Ensenada, Baja California, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land will be approved before the end of the Company fiscal year end 2025, there is no assurance that such transfer of title will be approved in that time frame or at all. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company through a Fideicomiso.

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our chairman of the board Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 250,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of December 31, 2024 and 2023, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $995,747 has been paid, leaving a firm commitment of approximately $560,250 as of both December 31, 2024 and 2023.

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

The Company has fully impaired the carrying balance of its account receivable owed by IntegraGreen in the accompanying consolidated balance sheets.

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. The contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of December 31, 2024 and 2023.

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

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity at December 31, 2023 consisted of 150,000,000 authorized common shares and 2,010,000 authorized preferred shares, all with a par value of $0.001 per share. As of December 31, 2024, there were 97,602,713 shares issued and 94,602,713 shares outstanding. As of December 31, 2023, there were 79,658,165 shares issued and 76,658,165 shares outstanding.

As of December 31, 2024, there were 117,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,100 shares of Series C Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

As of December 31, 2023, there were 28,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,100 shares of Series C Preferred Stock issued and outstanding, and 17,000 shares of Series D Preferred Stock issued and outstanding.

Equity Incentive Plans

2024 Equity Incentive Plan

On November 29, 2024, the Company’s board of directors approved the 2024 equity incentive plan (the “2024 Plan”). The 2024 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 15,000,000 shares of the Company’s common stock for issuance under the 2024 Plan. The Company had no options issued and outstanding under the 2024 Plan as of December 31, 2024.

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The Company granted 2,150,000 options during the year ended December 31, 2022. There was no activity during the year ended December 31, 2024. The Company had 2,150,000 options issued and outstanding under the 2022 Plan as of December 31, 2023. The options were fully expired as of December 31, 2024.

2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Plan. There was no activity during the year ended December 31, 2024. The Company had 1,700,000 options issued and outstanding under the 2020 Plan as of December 31, 2023. The options were fully expired as of December 31, 2024.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the year ended December 31, 2024. The Company had 2,150,000 options issued and outstanding under the 2019 Plan as of December 31, 2023. The options were fully expired as of December 31, 2024.

Activity during the year ended December 31, 2024

During the year ended December 31, 2024, the Company issued 7,202,595 shares of common stock pursuant to consulting agreements for a total fair value of approximately $559,919.

During the year ended December 31, 2024, the Company issued 1,223,776 shares of common stock pursuant to the conversion of convertible notes payable.

During the year ended December 31, 2024, the Company issued 2,484,832 shares of common stock pursuant to an exercise of warrants.

During the year ended December 31, 2024, the Company issued 4,550,000 shares of common stock pursuant to a promissory note agreement. The shares were valued at $197,415.

During the year ended December 31, 2024, the Company issued 387,351 shares of common stock pursuant to a stock dividend arrangement for Series C Preferred Stock.

During the year ended December 31, 2024, the Company issued 2,095,994 shares of common stock pursuant to a stock dividend arrangement for Series D Preferred Stock.

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

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized $1,022,822 of deemed dividends on Series B as of December 31, 2024 and December 31, 2023. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by10% per annum upon each occurrence of an event of default. In addition, the SPA further states that the conversion price initially set at a discount of 35% to the market price should be further increased by an additional 10% upon each occurrence of an event of default. At the date of their Annual Report, CleanSpark claims that the Company was in default in three instances triggering further discount to the market price for the conversion feature and additional accrual rate. Management has recorded for this additional default and interest expense as noted in the previous paragraph. The Company has not been served with any notice of default stating the specific default events but will continue to accrue the additional default interest until the matter is resolved. As of the date of the filing of this Annual Report, the parties are cooperating to resolve this matter. The Company did not issue any shares of Series B preferred stock during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company issued 89,000 shares of Series A preferred stock pursuant to the conversion of the note payable to IRED for $8,900,000. The total principal balance along with accrued interest of $556,250 has been converted.

On June 2, 2023, the Company authorized and issued 10,000 and 3,100 shares, respectively, of Series C Preferred Stock (“Series C”) to Bigger Capital Fund, LP in a private equity offering for $310,000. Management determined that the Series C should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2024 and 2023, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of December 31, 2024 and 2023, Management recorded the value attributable to the Series C of $310,000 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature. The Company recognized such BCF as a discount on the convertible preferred stock. The discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend. The holder can convert the Series C into shares of common stock at a variable discount to the market price.

The terms and conditions of the Series C include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series C. The Company has recognized a deemed dividend of $60,003 based on a discount to the purchase price on the Series C during the year ended December 31, 2023. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets. During the year ended December 31, 2024, the Company has issued 94,827 shares of common stock pursuant to the stock dividend terms in the agreement.

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

During the year ended December 31, 2023, the Company converted $1,414,338 of principal and $171,825 of interest payable due to Six Twenty Management LLC into 17,000 shares of Series D Convertible Preferred Stock. The previous amounts due to the related party are discussed further in Note 8 of these financial statements. There was no activity during the year ended December 31, 2024 besides common stock dividends noted above.

Stock Options

A summary of the Company’s option activity during the years ended December 31, 2024 and 2023, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2023	6,000,000	$0.34	3.14
Granted	-	-	-
Exercised	-	-	-
Forfeit/Canceled	(6,000,000)	-	-
Outstanding at December 31, 2024	-	$-	-

Exercisable at December 31, 2024	-

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2022	6,000,000	$0.34	3.88
Granted	-	-	-
Exercised	-	-	-
Forfeit/Canceled	-	-	-
Outstanding at December 31, 2023	6,000,000	$0.34	3.14

Exercisable at December 31, 2023	6,000,000

Options outstanding as of December 31, 2024 and 2023, had aggregate intrinsic value of $0, respectively. At December 31, 2024, the total deferred share-based compensation has been fully recognized.

The Company measured equity-based compensation using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
2023

Expected term	0.50-1.00 years
Strike price	$0.00 – 0.20
Expected volatility	148%-275%
Expected dividends	None
Risk-free interest rate	0.34% - 0.85%
Forfeitures	None

Warrants

A summary of the Company’s warrant activity during the years ended December 31, 2024 and 2023, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2023	38,107,500	$0.16	4.17
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at December 31, 2024	38,107,500	$0.16	3.17

Exercisable at December 31, 2024	38,107,500

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2022	3,867,500	$0.71	4.11
Granted	34,240,000	0.10	4.75
Exercised	-	-	-
Forfeit/Canceled	-	-	-
Outstanding at December 31, 2023	38,107,500	$0.16	4.17

Exercisable at December 31, 2023	38,107,500

During the year ended December 31, 2023, the Company issued 33,000,000 warrants, convertible into an equivalent number of shares of common stock, following the acquisition of Rancho Costa Verde Development, LLC (See note 8).

As noted above, during the year ended December 31, 2023, the Company issued 1,240,000 additional warrants, convertible into an equivalent number of shares of common stock, following the issuance of the Series C Preferred Stock private offering.

The aggregate intrinsic value as of December 31, 2024 and 2023, was $0, respectively.

The Company used the following assumptions to value the warrants issued during the year ended December 31, 2023:

December 2023
Warrants

Risk free rate	3.94%
Market price per share	$0.09
Life of instrument in years	5 years
Volatility	162%
Dividend yield	0%

NOTE 12 – INCOME TAX

As of December 31, 2024 and 2023, the Company had gross federal net operating loss carryforwards of approximately $24.1 million and $27.2 million, respectively. Management expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of December 31, 2024, all tax years are open for examination by the taxing authorities.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report and has not identified any recordable or disclosable events.

On March 20, 2025, the Company submitted for filing with the Wyoming Secretary of State a Certificate of Amendment (the “Certificate of Amendment”) to its Articles of Incorporation to increase the number of authorized shares of its Common Stock, par value $0.001, from 150,000,000 to 250,000,000.

On March 31, 2025, filed a registration statement on Form S-8 to register 15,000,000 shares of common stock, par value $0.001 per share (“Common Stock”), of the Registrant, which includes (i) 3,000,000 shares issuable upon exercise of the options granted under the International Land Alliance, Inc. 2024 Stock Incentive Plan (the “2024 Plan”) on November 29, 2024 and (ii) 12,000,000 shares otherwise issuable under the 2024 Plan. The 2024 Plan was adopted by the Company’s board of directors on November 29, 2024 and approved by the Company’s shareholders on November 29, 2024.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2024. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, we have concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this annual report due to the material weaknesses indicated below. We intend to implement additional procedures to improve disclosure controls.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

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

Name	Age	Position
Frank Ingrande	62	Chief Executive Officer
Jason Sunstein	53	Chief Financial Officer and Director
Roberto Jesus Valdes	56	Chairman of the Board

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

Mr. Ingrande has been one of our officers since May 2021 and is now serving as the Company’s Chief Executive Officer. Mr. Ingrande has also been serving as the Company’s President since January 2023.

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

Mr. Sunstein has been one of our officers and directors since October 2013 and is now serving as the Company’s Chief Financial Officer and Director.

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

Mr. Valdes has been one of our officers and directors since October 2013 and is now serving as the Company’s chairman of the board. Mr. Valdes served as the Company’s Chief Executive Officer from inception to September 2024.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

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

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, for the two fiscal years ended December 31, 2024, and 2023, which includes cash compensation, stock options awarded and all other compensation:

Name and Principal Position	Year Ended Dec. 31	Salary/Fees ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Frank Ingrande, CEO	2024	-	-	-	-	-	-	-	-
	2023	132,152	-	-	-	-	-	-	135,152
Jason Sunstein, CFO and Director	2024	-	-	-	-	-	-	-	-
	2023	132,152	-	-	-	-	-	-	135,152
Robert Jesus Valdez, Chairman of the Board	2024	-	-	-	-	-	-	-	-
	2023	132,152	-	-	-	-	-	-	135,152

(1)	Effective January 1, 2020, the Company executed employment agreements with Roberto Valdez and Jason Sunstein. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend and four weeks of paid vacation. On May 10, 2021, the Company executed an employment agreement with Frank Ingrande including a base salary of $120,000 per annum and a $500 monthly auto stipend and four weeks of paid vacation.
(2)	On December 1, 2022, the Company awarded 465,833 to each of our named executives under the 2022 Plan, with a strike price of $0.20 and a contractual term of five (5) years. The options vest 25% on grant date and 75% monthly over the twelve months from grant date. The call option was valued at $0.20.

Employment Agreement

The Company entered into an employment agreement with Roberto Valdez on January 1, 2020, to perform the duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation.

The Company entered into an employment agreement with Jason Sunstein on January 1, 2020, to perform the duties and responsibilities as may be assigned. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation.

The Company entered into an employment agreement with Frank Ingrande on May 10, 2021. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation and an incentive bonus of 50,000 shares of common stock pursuant to S-8.

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

Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the plan. As of December 31, 2023 and 2022, ILA had 2,150,000 options issued and outstanding. No options were issued in 2024 or 2023.

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

On December 1, 2021, the Company executed a stock option cancellation agreement with one option holder pursuant to a previously executed consulting agreement entered into on May 5, 2020, under which both parties agree to cancel 1,200,000 performance options as none of the underlying milestones were met. No options were issued in 2024 or 2023.

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

During the year ended December 31, 2022, the Company issued 1,300,000 options under the 2020 Plan, of which 1,300,000 were converted into common stock for a total consideration of $1,300 from exercise. No options were issued in 2024 or 2023.

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

During the year ended December 31, 2022, the Company issued 2,150,000 options under the 2022 Plan. No options were issued in 2024 or 2023.

Stock Options Plan – 2024 Equity Plan

On November 29, 2024, the Company’s board of directors approved the 2024 equity incentive plan (the “2022 Plan”). The 2022 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers.

The Company has reserved a total of 15,000,000 shares of the Company’s common stock to be available under the 2024 Plan.

During the year ended December 31, 2024, the Company issued no options under the 2024 Plan. The Company had a no options issued and outstanding under the 2024 Plan as of December 31, 2024.

Employee Pension, Profit Sharing, or other Retirement Plans

We do not have a defined benefit pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership, as of April 15, 2025, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The percentage of shares is based on 104,470,465 shares issued and outstanding on April 15, 2025.

Name	# of Shares of Common Stock	Percentage
Roberto Jesus Valdes	6,433,961	6.5%
Jason Sunstein*	6,080,648	5.8%
Frank Ingrande	1,988,966	1.9%

All Exec. Officers and Directors as a group (3 persons)	14,503,575	13.9%

*	Jason A. Sunstein Family Investments, LLC is the record holder of these shares. Jason Sunstein controls Jason A. Sunstein Family Investments, LLC.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Please see Note 4 to the financial statements for a description of our related party transactions.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Bush and Associates CPAS and M&K CPAS for the years ended December 31, 2024, and 2023:

	Year ended December 31,
	2024	2023

Audit Fees	$95,500	$175,800

Audit-Related Fees	$-	$-

Tax Fees	$-	$-

All Other Fees	$-	$-

Pre-Approval Policy

Our Board of Directors as a whole pre-approves all services provided by Bush and Associates CPAS and M&K CPAS PLLC. For any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (Incorporated by reference from exhibit 3.1 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
3.2	Bylaws of the Registrant (Incorporated by reference from exhibit 3.2 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
3.3	Amendment No. 1 to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on May 20, 2022)
3.4	Certificate of Designations of Series C Preferred Stock (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on July 26, 2023)
3.5	Articles of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on November 8, 2023)
3.6	Certificate of Designations of Series D Preferred Stock (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on November 8, 2023)
10.1	Share Exchange Agreement with ILA Mexico (Incorporated by reference from exhibit 10.1 to amendment #1 to our registration statement on form S-1 filed with the SEC on November 10, 2016)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (Incorporated by reference from exhibit 10.2 to amendment #1 to our registration statement on Form S-1 filed with the SEC on November 10, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual report for the period ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL).
101.INS	Inline XBRL Taxonomy Extension Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of May, 2025.

INTERNATIONAL LAND ALLIANCE, INC.

By:	/s/ Frank Ingrande
Name:	Frank Ingrande
Title:	Chief Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the dates stated.

Signature

/s/ Frank Ingrande	Dated: May 21, 2025
Frank Ingrande
Chief Executive Officer, (Principal Executive Officer)

/s/ Jason Sunstein	Dated: May 21, 2025
Jason Sunstein
Chief Financial Officer (Principal Financial and Accounting Officer)

