Form 10-Q
period 2025-03-31
International Land Alliance Inc.
filed 2025-06-06
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of June 6, 2025, the registrant had 104,470,465 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$187,013	$26,120
Accounts receivable	1,264,183	1,264,634
Prepaid and other current assets	435,897	255,516
Total current assets	1,887,093	1,546,270

Land	15,776,526	15,776,526
Buildings, net	1,833,021	1,833,021
Furniture and equipment, net	-	-
Other non-current assets	141,902	408,064
Goodwill	11,118,187	11,118,187

Total assets	$30,756,729	$30,682,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,294,126	$1,141,338
Accounts payable and accrued liabilities related parties	-	326,947
Accrued interest	1,655,407	1,394,889
Contract liability	143,683	143,680
Deposits	20,500	20,500
Derivative liability	103,110	161,136
Convertible notes, net of debt discounts	600,000	600,000
Promissory notes, net of debt discounts	432,762	432,762
Promissory notes, net discounts – Related Parties	445,509	347,374
Other loans	8,782,061	8,553,338
Total current liabilities	13,477,158	13,121,964

Convertible notes, net of current portion	2,502,000	2,502,000

Total liabilities	15,979,158	15,623,964

Commitments and Contingencies (Note 11)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500
Preferred Stock Series C (Temporary Equity)	310,000	310,000
Total Temporary Equity	603,500	603,500

Stockholders’ Equity

Preferred stock; $0.001 par value; 2,010,000 shares authorized; 117,000 and 117,000 Series A shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	117	117
1,000 Series B shares issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
3,100 Series C shares issued and outstanding as of March 31, 2025 and December 31, 2024	3	3
17,000 Series D shares issued and outstanding as of March 31, 2025 and December 31, 2024	17	17
Common stock; $0.001 par value; 150,000,000 shares authorized; 104,385,465 and 101,385,465 shares issued and outstanding as of March 31, 2025, respectively, and 97,602,713 and 94,602,713 shares issued and outstanding as of December 31, 2024, respectively	104,385	97,603
Additional paid-in capital	39,475,312	38,803,819
Treasury stock (3,000,000 shares as of March 31, 2025 and December 31, 2024)	(300,000)	(300,000)
Accumulated deficit	(25,105,764)	(24,146,956)
Total stockholders’ equity	14,174,071	14,454,604

Total liabilities and stockholders’ equity	$30,756,729	$30,682,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Net revenues and lease income	$548,624	$5,088,874

Cost of revenues	274,180	183,588

Gross profit	274,444	4,905,286

Operating expenses
Sales and marketing	187,511	167,689
Impairment loss	-	189,369
General and administrative expenses	924,594	295,001
Total operating expenses	1,112,105	652,059

Income (loss) from operations	(837,661)	4,253,227

Other income (expense)
Change in fair value derivative liability	58,026	(22,748)
Interest expense	(179,171)	(580,329)
Total other expense, net	(121,145)	(603,077)

Net income (loss)	$(958,806)	$3,650,150

Earnings (loss) per common share - basic and diluted	$(0.01)	$0.05

Weighted average common shares outstanding - basic and diluted	97,574,930	79,308,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

Activity for the Three Months Ended March 31, 2025

	Series A		Series B		Series C		Series D					Additional	Common		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Treasury	Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Payable	Deficit	Equity

Balance, December 31, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	97,602,713	$97,603	$(300,000)	$38,803,819	$31,939	$(24,146,956)	$14,454,604
Common shares issued pursuant to promissory notes and consulting services	-	-	-	-	-	-	-	-	6,782,752	6,783	-	671,492	-	-	678,275
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	(958,806)	(958,806)
Balance, March 31, 2025	117,000	$117	1,000	$1	3,100	3	17,000	$17	104,385,465	$104,385	$(300,000)	$39,475,312	$-	$(25,105,764)	$14,174,071

Activity for the Three Months Ended March 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Payable	Deficit	Equity

Balance, December 31, 2023	28,000	$28	1,000	$1	3,100	3	17,000	$17	79,658,165	$79,658	$(300,000)	$28,476,622	$31,939	$(27,194,738)	$1,093,530
Dividend on Series C Preferred	-	-	-	-	-	-	-	-	94,827	95	-	(95)	-	-	-
Common shares issued for exercise of warrants	-	-	-	-	-	-	-	-	2,484,832	2,485	-	(2,485)	-	-	-
Common shares issued pursuant to promissory notes	-	-	-	-	-	-	-	-	50,000	50	-	34,915	(31,939)	-	3,026
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	78,047	-	-	78,047
Common stock issued for consulting services	-	-	-	-	-	-	-	-	1,552,595	1,553	-	99,367	-	-	100,919
Common stock issued from debt conversion	-	-	-	-	-	-	-	-	1,223,776	1,224	-	47,902	-	-	49,126
Series A Preferred shares issued for the conversion of related party debt	89,000	89	-	-	-	-	-	-	-	-	-	9,456,161	-	-	9,456,250
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,650,150	3,650,150
Balance, March 31, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	85,064,195	$85,064	$(300,000)	$38,190,434	$-	$(23,544,588)	$14,431,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024

Cash Flows from Operating Activities
Net income (loss)	$(958,806)	$3,650,150
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	678,275	213,932
Impairment loss	-	189,369
Depreciation and amortization	-	51,531
Amortization of debt discount	-	-
Change in fair value of derivative liability	(58,026)	22,748
Changes in operating assets and liabilities
Accounts Receivable	450	146,374
Prepaid and other current assets	(180,381)	-
Other non-current assets	266,162	(282,543)
Accounts payable and accrued liabilities	(174,157)	608,001
Deferred revenue	-	(4,521,222)
Accrued interest	310,074	63,348
Contract liability	-	50,000
Net cash (used in) provided by operating activities	(116,409)	191,688

Cash Flows from Investing Activities
Additional expenditures on land	-	(259,867)
Net cash used in investing activities	-	(259,867)

Cash Flows from Financing Activities
Cash payments on promissory notes- related parties	-	(51,267)
Cash payments on promissory notes	-	(5,000)
Cash payments on convertible notes	-	(32,003)
Cash proceeds other loans	179,167	78,058
Cash proceeds from promissory notes	98,135	75,000
Net cash provided by financing activities	277,302	64,788

Net increase (decrease) in cash	160,893	(3,391)

Cash, beginning of period	26,120	140,247

Cash, end of period	$187,013	$136,856

Supplemental disclosure of cash flow information
Cash paid for interest	$126,153	$13,456
Cash paid for income tax	$-	$-

Non-Cash investing and financing transactions
Dividend on Series B	$-	$-
Common shares issued with convertible debt	$2,000,000	$49,126
Series A shares issued for the conversion of related party notes payable	$-	$9,456,250
Common shares issued for services	$4,782,752	$213,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

For the three months ended March 31, 2025

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the audited financial statements and notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 21, 2025.

Liquidity and Going Concern

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of March 31, 2025, the Company’s current liabilities exceeded its current assets by approximately $11.6 million. The Company has recorded a net loss of $1.0 million for the three months ended March 31, 2025 and has an accumulated deficit of approximately $25.1 million as of March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to raise additional capital through the issuance of debt instruments and equity to fund its ongoing operations, which may have the effect of potentially diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales and house construction. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to March 31, 2025. The direct impact of these conditions is not fully known.

However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available on commercially reasonable terms or in the necessary amounts, and whether the terms or conditions would be acceptable to the Company. In such a case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company. (See Note 12 regarding subsequent events).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, ILA Fund I, LLC (the “ILA Fund”), a company incorporated in the State of Wyoming, International Land Alliance, S.A. de C.V., a company incorporated in Mexico (“ILA Mexico”), Emerald Grove Estates LLC, incorporated in the State of California, Oasis Park Resort, LLC, incorporated in the state of Wyoming, Plaza Bajamar, LLC, incorporated in State of Wyoming, Plaza Valle Divino, LLC, incorporated in the State of Wyoming and Rancho Costa Verde Development, LLC incorporated in State of Nevada.

ILA Fund includes cash as its only assets with minimal expenses as of March 31, 2025. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of March 31, 2025. As of March 31, 2025, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations. All intercompany balances and transactions are eliminated in consolidation.

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

On January 1, 2023, the Company executed a securities purchase agreement pursuant to which the Company acquired all of the issued and outstanding units of Rancho Costa Verde Development, LLC, for a total contractual consideration of $13,500,000, paid through a combination of a promissory note, common stock and common stock purchase warrants.

Reclassification

Certain numbers from 2024 have been reclassified to conform with the current year presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025, and December 31, 2024, respectively.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of March 31, 2025:

	Fair Value Measurements at March 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$103,110	$103,110
Total	$-	$-	$103,110	$103,110

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the three months ended March 31, 2025:

Derivative
Liability
Balance December 31, 2024	$161,136

Change in estimated fair value	(58,026)
Balance March 31, 2025	$103,110

Derivative Liability

As of March 31, 2025, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For the Three Months Ending March 31,
	2025	2024

Expected term	1 month – 1 year	1 month – 1 year
Exercise price	$0.10 - $0.14	$0.05 - $0.10
Expected volatility	176% - 232%	139% - 163%
Expected dividends	None	None
Risk-free interest rate	5.03% - 5.55%	4.74% - 5.09%
Forfeitures	None	None

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

The Company’s principal activities in the real estate development industry from which it generates its revenues, are the sale of developed and undeveloped land and house construction.

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

The Company recognized $548,624 and $5,088,874, respectively, of net revenue during the three months ended March 31, 2025, and 2024.

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $187,511 and $167,689 for the three months ended March 31, 2025, and 2024, respectively.

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

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Options	-	6,000,000
Warrants	38,107,500	38,107,500
Total potentially dilutive shares	38,107,500	44,107,500

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2025.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during the three months ended March 31, 2025.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at March 31, 2025 and December 31, 2024, respectively. Account receivables are written off when all collection attempts have failed.

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

NOTE 3 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of March 31, 2025, and December 31, 2024:

	Useful life	March 31, 2025	December 31, 2024
Land – Emerald Grove		$203,419	$203,419

Land – Rancho Costa Verde Development		$15,573,107	$15,573,107

Building	20 years	2,674,471	2,674,471
Less: Accumulated depreciation		(844,127)	(844,127)

Building, net		$1,833,021	$1,833,021

Depreciation expense was approximately $nil and $51,531 for the three months ended March 31, 2025, and 2024, respectively.

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

The construction contractor is also an entity controlled by our chairman of the board. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino was $0 as of March 31, 2025, and December 31, 2024. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 during the year ended December 31, 2022.

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

In November and December 2019, $250,000 was paid to the Company’s chairman of the board, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 as a down payment towards the acquisition of the land from Valdeland. As of March 31, 2025 and December 31, 2024, the Company has issued 250,000 shares of the Company’s common stock for a total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land. The balance was fully impaired during the year ended December 31, 2022.

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

The balance of construction in process for Plaza Bajamar totaled $0 as of March 31, 2025 and December 31, 2024. During the year ended December 31, 2023, the Company fully impaired the accumulated costs related to Plaza Bajamar, due to the uncertainty pertaining to title transfer for a total amount of $179,700.

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

As of March 31, 2025, Valdeland sold six (6) house constructions on residential lots for estimated price of $1.5 million, of which $0.5 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheets. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

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

The Company has not accrued or paid any salary to Frank Ingrande for the three months ended March 31, 2025 and 2024, respectively. The accrued compensation balance owed is $66,846 as of March 31, 2025, and December 31, 2024, respectively.

Frank Ingrande was the co-founder and owner of 33% of the Company’s equity-method investee RCVD. During the year ended December 31, 2023, the Company acquired the remaining 75% interest in RCVD, which became the Company’s wholly owned subsidiary as of January 2023 (Note 8).

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the three months ended March 31, 2024. These shares have expired as of March 31, 2025.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with Jason Sunstein.

The Company has not accrued or paid any salary to Jason Sunstein for the three months ended March 31, 2025 and 2024, respectively. The accrued compensation balance owed is $66,846 as of March 31, 2025, and December 31, 2024, respectively.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the three months ended March 31, 2024. These shares have expired as of March 31, 2025.

Jason Sunstein is also the managing member of Six Twenty Management LLC, an entity that has been providing ongoing capital support to the Company (See Note 7).

Jason Sunstein also facilitated the Emerald Grove asset purchase.

Chairman of the Board – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with Roberto Valdes.

The Company has not accrued or paid any salary to Roberto Valdes for the three months ended March 31, 2025 and 2024, respectively. The accrued compensation balance owed is $66,846 as of March 31, 2025, and 2024.

As of March 31, 2025, the Company funded an aggregate amount of $1.4 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by Roberto Valdes. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by Roberto Valdes (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed a land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”).

The Company has funded an aggregate amount of approximately $251,000 to the construction companies owned by Roberto Valdes for the two projects in Ensenada, Baja California. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2025. The properties at Valle Divino and Plaza Bajamar have executed promise to purchase agreements between the Company and Roberto Valdes, which require the transfer of titles of the land free of liens and encumbrances to the Company. There can be no assurance as to what and if any profit might have been received by Roberto Valdes, in his separate company as a result of these transactions.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the three months ended March 31, 2024. These shares have expired as of March 31, 2025.

International Real Estate Development, LLC. (“IRED”)

Frank Ingrande was an owner of 33% of IRED at the time of the 25% initial investment in RCVD in May 2021 and subsequent to this transaction became a shareholder and President of the Company. On January 3, 2023, the remaining 75% interest was acquired by the Company and as of March 31, 2025 and December 31, 2024, Mr. Ingrande was still the President of the Company and a 33% owner in IRED. As such, any transactions with IRED are deemed to be related party transactions.

On January 1, 2023, the Company issued a convertible promissory note pursuant to the acquisition of RCVD for a total principal of $8,900,000, carrying a 5% coupon and maturing on September 30, 2024. The convertible note was payable in quarterly installment of $2,225,000 starting on March 31, 2023. The convertible note includes a twelve percent (12%) default interest. Although, this convertible promissory note payable is part of the consideration to the business combination in stages (Note8) which is not deemed a related party transaction, the convertible promissory note payable is with a related party and deemed a related party convertible promissory note payable. During the three months ended March 31, 2024, the Company converted the entire principal and interest balance of the promissory note into 89,000 Series A Preferred Shares. See Note 6 and Note 8 for additional information related to this convertible promissory note.

NOTE 5 – PROMISSORY NOTES

Promissory notes consisted of the following at March 31 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Cash Call note payable, due June 30, 2025	$24,785	$24,785
Elder note payable, 10% interest, due June 30, 2025	1,500	1,500
Elder note Payable, 15% interest, due June 30, 2025	76,477	76,477
Griffith note Payable, 15% interest, due June 30, 2025	250,000	250,000
Banker note Payable, 15% interest, due June 30, 2025	42,500	42,500
Robles note Payable, 10% interest, due June 30, 2025	37,500	37,500
	-	-
Total Promissory notes payable	$432,762	$432,762
Less discounts	-	-

Total Promissory notes, net of discount	432,762	432,762

Less current portion	(432,762)	(432,762)

Total Promissory notes, net of discount - long term	$-	$-

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of December 31, 2023. There was no activity during the three months ended March 31, 2025.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. No payment was made under this settlement agreement during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the remaining principal balance was $24,785, respectively. The Company has not incurred any interest expense related to this promissory note during the three months ended March 31, 2025, due to the agreed upon settlement amount.

Christopher Elder

On December 15, 2020, the Company entered into a promissory note pursuant to which the Company borrowed $126,477. Interest under the promissory note in default is 18%, and the principal and all accrued but unpaid interest is due upon maturity.

There was no activity during the three months ended March 31, 2025. As of both March 31, 2025 and December 31, 2024, the remaining principal balance was $76,477.

Accrued interest was $46,443 as of March 31, 2025 and December 31, 2024, respectively.

Bobbie Allen Griffith

On September 5, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $215,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest is due upon maturity.

The Company repaid the note in full during the year ended December 31, 2023. During the year ended December 31, 2023, the Company was advanced an additional $250,000. As of March 31, 2025 and December 31, 2024, the remaining principal balance was $250,000.

The Company initially recognized a debt discount and stock payable on this note of $20,777, which was fully amortized as of December 31, 2023.

George Banker

On August 11, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $150,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest was due on October 11, 2023. The note is in technical default as it is past maturity date, and the Company failed to repay the outstanding principal and accrued interest.

Accrued interest was $45,000 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, and December 31, 2024, the remaining principal balance was $42,500.

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

Accrued interest was $15,000 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, and December 31, 2024, the remaining principal balance was $37,500.

The Company initially recognized a debt discount and stock payable on this note of $5,393, which was fully amortized as of December 31, 2023.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Mast Hill convertible note, 16% interest, due June 2025	250,000	250,000
Blue Lake convertible note, 16% interest, due June 2025	250,000	250,000
Mast convertible note, Emerald Grove, due December 2027	2,780,000	2,780,000
Cobra convertible note, 20% interest, due June 2025	125,000	125,000

Total convertible notes	$3,405,000	$3,405,000
Less discounts	(303,000)	(303,000)

Total convertible notes, net of discount	3,102,000	3,102,000

Less current portion	(600,000)	(600,000)

Total convertible notes, net of discount - long term	$2,502,000	$2,502,000

Mast Hill Fund, L.P (“Mast note”)

On March 23, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. The interest rate under the convertible promissory note in default is 16%, and the principal and all accrued but unpaid interest are due on March 23, 2023, but has been extended until the second quarter of 2025. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022.

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

The principal balance owed to Mast Hill Fund was $250,000 as of March 31, 2025, and December 31, 2024.

The Company has not yet received any default notice from the investor. Upon an event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

The Company initially recognized $219,832 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of both March 31, 2025, and December 31, 2024.

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

The principal balance owed to Blue Lake was $250,000 as of both March 31, 2025, and December 31, 2024.

The Company has not yet received any default notice from the investor. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

The Company initially recognized $219,607 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of both March 31, 2025, and December 31, 2024.

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

International Real Estate Development, LLC.

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

The convertible note is convertible commencing on April 1, 2023, at the option of the holder into shares of common stock at a 10% discount to market price. The Company can prepay the convertible note at any time.

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

The Company initially recognized $278,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $0 through interest expenses during the three months ended March 31, 2025. The balance of the unamortized debt discount was $278,000 as of March 31, 2025, and December 31, 2024, respectively.

The balance of the convertible note was $2,502,000 as of both March 31, 2025, and December 31, 2024.

Cobra (“Cobra convertible note”)

In August 2024, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $125,000 for net proceeds of $100,000, net of issuance costs of $25,000.

The maturity date of the note is February 28, 2025 but has been cooperating with the lender to make progress payments and avoid additional default terms. At any time after default, the note is convertible into shares of our common stock at a conversion rate with a discount to the market price.

The Company initially recognized $25,000 of debt discount resulting from the original issue discount and the deferred financing costs.

The balance of the Cobra convertible note was $100,000 as of March 31, 2025, and December 31, 2024, respectively.

NOTE 7 – PROMISSORY NOTE – RELATED PARTY

Related party promissory note consisted of the following at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
	$-	$-
Lisa Landau – On demand	445,509	347,374
Total promissory note, current	$445,509	$347,374

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. During the three months ended March 31, 2025 and the year ended December 31, 2024, Lisa Landau advanced funds to the Company for general corporate expenses and paid directly towards the Diagonal convertible notes.

The principal balance was $445,509 and $347,374 as of March 31, 2025 and December 31, 2024, respectively. The advances are on demand but do not carry any interest.

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

As outlined in the letter of intent with IRED and RCVD dated April 2021, in addition to various communications with both parties, the Company had strategized and intended to acquire the remaining 75% of RCVD from the original discussions that began in 2018. The Company’s Chief Executive Officer and director was the previously the owner of one third of the issued and outstanding interest in International Real Estate Development LLC and has been disclosed as a related party since the acquisition of the initial 25% interest in RCVD.

The Company has accounted for this transaction as a business combination in stages under ASC 805 Business Combinations as the Company took control of RCVD in January 2023. Accordingly, and as of January 3, 2023, the assets acquired, and the liabilities assumed were recorded at their estimated fair value as of the closing date of the acquisition.

The secured convertible promissory note has a principal amount of $8,900,000 and is payable in quarterly installments of $2,225,000, carries a five percent (5%) coupon. The note carries a default coupon of twelve percent (12%) on the unpaid principal after the maturity date. The note includes standard events of default, which will result in the principal and accrued interest to be payable immediately. The note is convertible at any time commencing on April 1, 2023, at the option of the holder, into shares of common stock of the company at a 10% discount to market. The note may be prepaid at any time without penalties. The Company did not make the first installment by December 31, 2023, but the Company obtained a default waiver from IRED. The Company incurred approximately $111,250 of interest during the year ending December 31, 2024. The note and all accrued interest were converted into common stock during the year ended December 31, 2024 (Note 6).

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

The Company acquired a controlling financial interest and accounted for this transaction as a business combination in stages under ASC 805 (Note 8). Upon the acquisition of such controlling interest, the Company re-measured the previously held equity method interest to fair value as part of the accounting for the business combination, see Note 8.

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

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our chairman of the board Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 250,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of March 31, 2025, and December 31 2024, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $995,747 has been paid, leaving a firm commitment of approximately $560,250 as of March 31, 2025, and December 31 2024.

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

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. The contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of March 31, 2025, and December 31 2024.

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

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity at March 31, 2025, consisted of 150,000,000 authorized common shares and 2,010,000 authorized preferred shares, all with a par value of $0.001 per share. As of March 31, 2025, there were 104,385,465 shares issued and 101,385,465 shares outstanding. As of December 31, 2024, there were 97,602,713 shares issued and 94,602,713 shares outstanding.

As of March 31, 2025, there were 117,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,100 shares of Series C Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

As of December 31, 2024, there were 117,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,100 shares of Series C Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

Equity Incentive Plans

2024 Equity Incentive Plan

On November 29, 2024, the Company’s board of directors approved the 2024 equity incentive plan (the “2024 Plan”). The 2024 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 15,000,000 shares of the Company’s common stock for issuance under the 2024 Plan. The Company had no options issued and outstanding under the 2024 Plan as of March 31, 2025 and December 31, 2024.

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The Company granted 2,150,000 options during the year ended December 31, 2022. There was no activity during the three months ended March 31, 2025. The options were fully expired as of March 31, 2025 and December 31, 2024.

2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Plan. The Company granted 1,700,000 options under the 2020 Plan in years prior to 2024. There was no activity during the three months ended March 31, 2025. The options were fully expired as of March 31, 2025 and December 31, 2024.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. No options under the 2019 Plan were issued, cancelled, forfeited, or exercised during the three months ended March 31, 2024. The Company had 2,150,000 options issued and outstanding under the 2019 Plan as of December 31, 2023. The options were fully expired as of March 31, 2025 and December 31, 2024.

Activity during the three months ended March 31, 2025

During the three months ended March 31, 2025, the Company issued 6,782,751 shares of common stock pursuant to consulting agreements, services and debt terms for a total fair value of approximately $678,275.

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

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized a total dividend on Series B for a total accrual to $1,212,822 as of March 31, 2025 and December 31, 2024, respectively. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by10% per annum upon each occurrence of an event of default. In addition, the SPA further states that the conversion price initially set at a discount of 35% to the market price should be further increased by an additional 10% upon each occurrence of an event of default. At the date of their Annual Report, CleanSpark claims that the Company was in default in three instances triggering further discount to the market price for the conversion feature and additional accrual rate. Management has recorded for this additional default and interest expense as noted in the previous paragraph. The Company has not been served with any notice of default stating the specific default events but will continue to accrue the additional default interest until the matter is resolved. As of the date of the filing of this Annual Report, the parties are cooperating to resolve this matter. The Company did not issue any shares of Series B preferred stock during the three months ended March 31, 2025.

During the year ended December 31, 2024, the Company issued 89,000 shares of Series A preferred stock pursuant to the conversion of the note payable to IRED for $8,900,000. The total principal balance along with accrued interest of $556,250 has been converted. The Company did not issue any shares of Series A preferred stock during the three months ended March 31, 2025.

On June 2, 2023, the Company authorized and issued 10,000 and 3,100 shares, respectively, of Series C Preferred Stock (“Series C”) to Bigger Capital Fund, LP in a private equity offering for $310,000. Management determined that the Series C should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of March 31, 2025 and December 31, 2024, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of March 31, 2025 and December 31, 2024, Management recorded the value attributable to the Series C of $310,000 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature. The Company recognized such BCF as a discount on the convertible preferred stock. The discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend. The holder can convert the Series C into shares of common stock at a variable discount to the market price.

The terms and conditions of the Series C include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series C. The Company recognized a deemed dividend of $60,003 based on a discount to the purchase price on the Series C during the year ended December 31, 2023. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets. During the year ended December 31, 2024, the Company issued 94,827 shares of common stock pursuant to the stock dividend terms in the agreement. The Company did not issue any shares of Series C preferred stock during the three months ended March 31, 2025.

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

During the year ended December 31, 2023, the Company converted $1,414,338 of principal and $171,825 of interest payable due to Six Twenty Management LLC into 17,000 shares of Series D Convertible Preferred Stock. The previous amounts due to the related party are discussed further in Note 8 of these financial statements. There was no activity during the three months ended March 31, 2025.

Warrants

A summary of the Company’s warrant activity during the three months ended March 31, 2025, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2024	38,107,500	$0.16	3.17
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at March 31, 2025	38,107,500	$0.16	2.67

Exercisable at March 31, 2025	38,107,500

The aggregate intrinsic value as of March 31, 2025, and December 31, 2024, was $0, respectively.

Options

 A summary of the Company’s option activity during the three months ended March 31, 2025, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2024	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at March 31, 2025	-	$-	-

Exercisable at March 31, 2025	-

Options outstanding as of March 31, 2025, and December 31, 2024, had aggregate intrinsic value of $0, respectively.

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

The Company recently allowed prospective homeowners and existing lot holders to tour the property again. As of the date of this report, 75 of the 1,344 planned residential lots were pre-sold to initial shareholders. The Company has made significant progress on the project, which included the completion of the two-mile access road and the community entrance structure. The Company also started construction of the waterfront clubhouse, and model homes.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCVD in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was initially recorded as an equity-method investment in the Company’s condensed consolidated financial statements. On January 3, 2023, the Company acquired the remaining 75% membership interest in RCVD for a contractual consideration of $13,500,000 , paid through $8,900,000 secured convertible note, 20,000,000 shares of common stock and 33,000,000 common stock warrants. Such transaction was recorded pursuant to ASC 805 Business Combinations.

Summary of key operational and financial events:

■	During the year ended December 31, 2023, the Company collected an aggregate amount of $312,175 from house construction at the Plaza Bajamar project, which was initially recorded and presented as contract liability in the consolidated balance sheets. However, the Company offset the balance with the additional cash funded for the construction of amenities at Bajamar, with the net balance presented as impairment loss in the consolidated statement of operations. There were no collections during the three months ended March 31, 2025.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our fiscal year 2025, as we continue to follow the necessary steps to complete this legal process.

Results of Operations for the Three Months Ended March 31, 2025, compared to the Three Months Ended March 31, 2024

	For the three months ended
	March 31, 2025	March 31, 2024
Revenue, net	$548,624	$5,088,874

Cost of revenue	274,180	183,588

Gross profit	274,443	4,905,286

Operating expenses
Sales and marketing	187,511	167,889
Impairment loss	-	189,369
General and administrative expenses	924,593	295,001
Total operating expenses	1,112,103	652,059

Income (loss) from operations	(837,660)	4,253,228

Other income (expense)
Change in fair value of derivative	58,026	(22,748)
Interest expense	(179,171)	(580,329)
Total other expense, net	(121,145)	(603,077)

Net income (loss)	$(958,806)	$3,650,150

Revenue

Revenue decreased by $4,540,250 to $548,624 for the three months ended March 31, 2025, from $5,088,874 for the three months ended March 31, 2024. The revenue recognized during the three months ended March 31, 2025 includes real estate sales, interest from financed sales, financing fees, previously deferred revenues, and components of home construction.

Cost of revenue

Cost of revenue increased by $90,592 to $274,180 for the three months ended March 31, 2025, from $183,588 for the three months ended March 31, 2024. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Operating Expenses

Operating expenses increased by $460,044 to $1,112,103 for the three months ended March 31, 2025, from $652,059 for the three months ended March 31, 2024.

Sales and marketing costs decreased by $19,622, to $187,511 in the three months ended March 31, 2025, from $167,689 in the three months ended March 31, 2024. Such decrease mainly relates to the reduced marketing efforts incurred by RCVD and ILAL during the three months ended March 31, 2025 as the Company was in process of raising additional capital. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation.

General and administrative costs increased by $629,592, to $924,593 in the three months ended March 31, 2025, compared to $295,001 for the three months ended March 31, 2024. General and administrative increased for mainly due to a large increase in stock-based compensation expenses during the three months ended March 31, 2024. Other general and administrative costs mainly include commissions paid attributable to sales.

Other expense

Other expenses decreased by $481,932 to $121,145 in the three months ended March 31, 2025, from $603,077 in the three months ended March 31, 2024. Such change is primarily due to a reduction in the change in fair value of the Company’s derivative liability with interest expense remaining consistent period over period.

Net Income (Loss)

The Company finished the three months ended March 31, 2025, with net loss of $958,806, as compared to net income of $3,650,150 for the three months ended March 31, 2024. The decrease in our net income resulted from the reasons outlined above.

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

Capital Resources and Liquidity

Cash was $187,013 and $26,120 as of March 31, 2025, and December 31, 2024, respectively. As shown in the accompanying financial statements, we recorded net loss of $1.0 million for the three months ended March 31, 2025. Our working capital deficit as of March 31, 2025, was $11.6 million. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

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

Operating Activities

Net cash flows used operating activities for the three months ended March 31, 2025, was $116,409 which resulted primarily due to net loss of $958,806, non-cash share-based compensation of $678,275, and change in fair value of derivative liability of $58,026, offset by net change in assets and liabilities of $222,148.

Net cash flows provided by operating activities for the three months ended March 31, 2024, was $191,688 which resulted primarily due to net income of $3,650,150, non-cash share-based compensation of $213,931, depreciation of $51,531, and change in fair value of derivative liability of $22,748, offset by impairment loss of $189,369 and net change in assets and liabilities of $3,557,304.

Investing Activities

Net cash flows used in investing activities was $259,867 for the three months ended March 31, 2024. The funds were used for the development of the various projects and additional investment for land development. There was no activity during the three months ended March 31, 2025.

Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2025, was $277,302, primarily from cash proceeds from other loans for $179,167 and cash proceeds from promissory notes of $98,135.

Net cash flows provided by financing activities for the three months ended March 31, 2024, was $64,788, primarily from cash payments to related parties for aggregate amount of $51,267, cash payments for convertible notes of $32,003, cash proceeds from other loans for $78,057, cash proceeds from promissory notes of $75,000, and cash payments on promissory notes of $5,000.

As a result of these activities, we experienced an increase in cash of $160,893 for the three months ended March 31, 2025.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 21, 2025.

Off-balance Sheet Arrangements

During the period ended March 31, 2025, we have not engaged in any off-balance sheet arrangements.

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

The Company conducted an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of March 31, 2025, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, inadequate controls over maintenance of records, inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and which the Company determined continued to exist as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 8, 2025, CleanSpark, Inc. (“CleanSpark”) initiated a civil action against the Company in the United States District Court for the Southern District of California (Civil Action No. 25CV829 RBMMSB) (the “Action”), in which CleanSpark alleges that the Company has breached the Securities Purchase Agreement, dated October 31, 2019, by and through which CleanSpark purchased shares of Series B Preferred Stock from the Company, and CleanSpark alleges that thirty-four events have occurred triggering pricing adjustment.  CleanSpark asserts claims for breach of contract and breach of the implied duty of good faith and fair dealing.  The lawsuit is at its inception.  The Company denies any liability or breaches of the Agreement, and it intends to vigorously defend the Action.

Other than as set forth above, the Company is not currently involved in any material disputes or litigation matters.

Item 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for Fiscal 2024, as filed with the SEC on May 21, 2025. The risk factors described in the fiscal year ended 2024 Form 10-K have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None besides shares issued for share-based compensation.

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

Dated:	June 6, 2025	International Land Alliance, Inc.

		By:	/s/ Frank Ingrande
Chief Executive Officer, (Principal Executive Officer)

		By:	/s/ Jason Sunstein
Chief Financial Officer, (Principal Financial and Accounting Officer)

