Form 10-Q
period 2025-09-30
International Land Alliance Inc.
filed 2025-11-19
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 19, 2025, the registrant had 128,239,522 shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets
Cash	$24,086	$26,120
Accounts receivable	1,426,348	1,264,634
Prepaid and other current assets	307,595	255,516
Total current assets	1,758,028	1,546,270

Land	15,820,629	15,776,526
Buildings, net	1,885,965	1,833,021
Furniture and equipment, net	-	-
Other non-current assets	326,732	408,064
Goodwill	11,118,187	11,118,187

Total assets	$30,909,541	$30,682,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,442,457	$1,141,338
Accounts payable and accrued liabilities related parties	-	326,947
Accrued interest	1,655,415	1,394,889
Contract liability	143,680	143,680
Deposits	20,500	20,500
Derivative liability	843,789	161,136
Convertible notes, net of debt discounts	1,509,612	600,000
Promissory notes, net of debt discounts	432,762	432,762
Promissory notes, net discounts – Related Parties	457,574	347,374
Other loans	9,599,492	8,553,338
Total current liabilities	16,105,282	13,121,964

Convertible notes, net of current portion	2,571,500	2,502,000

Total liabilities	18,676,782	15,623,964

Commitments and Contingencies (Note 10)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500
Preferred Stock Series C (Temporary Equity)	-	310,000
Total Temporary Equity	293,500	603,500

Stockholders’ Equity

Preferred stock; $0.001 par value; 2,010,000 shares authorized; 117,000 and 117,000 Series A shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	117	117
1,000 Series B shares issued and outstanding as of September 30, 2025, and December 31, 2024	1	1
0 and 3,100 Series C shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	-	3
17,000 Series D shares issued and outstanding as of September 30, 2025, and December 31, 2024	17	17
Common stock; $0.001 par value; 150,000,000 shares authorized; 124,189,895 and 121,189,895 shares issued and outstanding as of September 30, 2025, respectively, and 97,602,713 and 94,602,713 shares issued and outstanding as of December 31, 2024, respectively	124,190	97,603
Additional paid-in capital	41,395,806	38,803,819
Treasury stock (3,000,000 shares as of September 30, 2025, and December 31, 2024)	(300,000)	(300,000)
Accumulated deficit	(29,280,871)	(24,146,956)
Total stockholders’ equity	11,939,260	14,454,604

Total liabilities and stockholders’ equity	$30,909,541	$30,682,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net revenues and lease income	$554,553	$1,303,271	$1,878,548	$7,134,240

Cost of revenues	407,191	390,788	1,123,215	993,114

Gross profit	147,362	912,483	755,333	6,141,126

Operating expenses
Sales and marketing	213,243	160,885	590,693	497,863
Impairment loss	-	-	-	-
General and administrative expenses	942,788	474,819	2,989,211	1,176,452
Total operating expenses	1,156,031	635,704	3,579,904	1,674,315

Income (loss) from operations	(1,008,669)	276,779	(2,824,571)	4,466,811

Other income (expense)
Loss from debt extinguishment	(537,969)	-	(537,969)	-
Change in fair value derivative liability	(132,183)	-	(682,653)	229,814
Interest expense	(517,644)	(528,377)	(1,088,720)	(1,204,375)
Total other income (expense), net	(1,187,796)	(528,377)	(2,309,342)	(974,561)

Net income (loss)	$(2,196,465)	$(251,598)	$(5,133,913)	$3,492,250

Preferred stock dividends	-	-	132,054	114,308

Net income (loss) applicable to common shareholders	$(2,196,465)	$(251,598)	$(5,265,967)	$3,377,942

Income (loss) per common share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$0.04

Weighted average common shares outstanding - basic and diluted	103,720,154	90,340,381	103,720,154	82,483,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

Activity for the Three and Nine Months Ended September 30, 2025

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance, December 31, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	97,602,713	$97,603	$(300,000)	$38,803,819	$(24,146,956)	$14,454,604
Common shares issued pursuant to promissory notes and consulting services	-	-	-	-	-	-	-	-	6,782,752	6,782	-	671,492	-	678,275
Net income	-	-	-	-	-	-	-	-	-	-	-	-	(958,806)	(958,806
Balance, March 31, 2025	117,000	$117	1,000	$1	3,100	3	17,000	$17	104,385,465	$104,385	$(300,000)	$39,475,312	$(25,105,764)	$14,174,071
Dividend on Series D Preferred	-	-	-	-	-	-	-	-	-	-	-	(24,500)	-	(24,500)
Dividend on Series A Preferred	-	-	-	-	-	-	-	-	-	-	-	(107,554)	-	(107,554)
Common stock issued for consulting services	-	-	-	-	-	-	-	-	6,185,000	6,185	-	612,315	-	618,500
Net income	-	-	-	-	-	-	-	-	-	-	-	-	(1,978,642)	(1,978,642)
Balance, June 30, 2025	117,000	$117	1,000	$1	3,100	3	17,000	$17	110,570,465	$110,570	$(300,000)	$39,955,573	$(27,084,406)	$12,681,875
Common shares issued pursuant to inducement agreements	-	-	-	-	-	-	-	-	495,000	495	-	82,255	-	82,750
Common stock issued for debt conversion	-	-	-	-	-	-	-	-	3,164,633	3,165	-	628,812	-	631,977
Common shares issued for conversion of Series C Preferred Stock	-	-	-	-	(3,100)	(3)	-	-	4,428,571	4,429	-	305,574	-	310,000
Warrants Exercised Pursuant to Series C Preferred Stock	-	-	-	-	-	-	-	-	1,240,000	1,240	-	(1,240)	-	-
Common stock issued for consulting services	-	-	-	-	-	-	-	-	4,291,226	4,291	-	424,831	-	429,123
Net income	-	-	-	-	-	-	-	-	-	-	-	-	(2,196,465)	(2,196,465)
Balance,September 30, 2025	117,000	$117	1,000	$1	-	-	17,000	$17	124,189,895	$124,190	$(300,000)	$41,395,806	$(29,280,871)	$11,939,260

Activity for the Three and Nine Months Ended September 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Payable	Deficit	Equity
Balance, December 31, 2023	28,000	$28	1,000	$1	3,100	3	17,000	$17	79,658,165	$79,658	$(300,000)	$28,476,622	$31,939	$(27,194,738)	$1,093,530
Dividend on Series C Preferred	-	-	-	-	-	-	-	-	94,827	95	-	(95)	-	-	-
Common shares issued for exercise of warrants	-	-	-	-	-	-	-	-	2,484,832	2,485	-	(2,485)	-	-	-
Common shares issued pursuant to promissory notes	-	-	-	-	-	-	-	-	50,000	50	-	34,915	(31,939)	-	3,026
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	78,047	-	-	78,047
Common stock issued for consulting services	-	-	-	-	-	-	-	-	1,552,595	1,553	-	99,367	-	-	100,919
Common stock issued from debt conversion	-	-	-	-	-	-	-	-	1,223,776	1,224	-	47,902	-	-	49,126
Series A Preferred shares issued for the conversion of related party debt	89,000	89	-	-	-	-	-	-	-	-	-	9,456,161	-	-	9,456,250
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,650,150	3,650,150
Balance, March 31, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	85,064,195	$85,064	$(300,000)	$38,190,434	$-	$(23,544,588)	$14,431,048
Dividend on Series C Preferred	-	-	-	-	-	-	-	-	195,000	195	-	(22,825)	-	-	(22,630)
Common shares issued pursuant to inducement agreement	-	-	-	-	-	-	-	-	500,000	500	-	12,000	-	-	12,500
Dividend on Series A Preferred	-	-	-	-	-	-	-	-	-	-	-	(91,678)	-	-	(91,678)
Settlement of derivative liability	-	-	-	-	-	-	-	-	-	-	-	282,517	-	-	282,517
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	78,047	-	-	78,047
Common stock issued for consulting services	-	-	-	-	-	-	-	-	1,000,000	1,000	-	65,000	-	-	66,000
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	93,697	93,697
Balance, June 30, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	86,759,195	$86,759	$(300,000)	$38,513,496	$-	$(23,450,891)	$14,849,502
Dividend on Series C Preferred	-	-	-	-	-	-	-	-	97,524	98	-	(98)	-	-	-
Common stock issued for consulting services	-	-	-	-	-	-	-	-	2,150,000	2,150	-	148,350	-	-	150,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(251,598)	(251,598)
Balance, September 30, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	89,006,719	$89,007	$(300,000)	$38,661,748	$-	$(23,702,489)	$14,748,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024

Cash Flows from Operating Activities
Net income (loss)	$(5,133,913)	$3,492,250
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	2,440,624	515,537
Impairment loss	-	-
Loss on acquisition of RCVD	-	-
Fair value equity securities issued for services	-	-
Penalty on convertible debt	-	-
Loss on debt extinguishment	537,969	-
Depreciation and amortization	-	87,250
Amortization of debt discount	168,641	-
Excess Fair Value of derivative	-	-
Change in fair value of derivative liability	682,653	(229,814)
Changes in operating assets and liabilities
Accounts Receivable	(161,714)	354,604
Prepaid and other current assets	(52,078)	(8,400)
Other non-current assets	81,332	(194,529)
Accounts payable and accrued liabilities	301,119	499,375
Accounts payable and accrued liabilities related parties	(326,947)	(34,276)
Deferred revenue	-	(4,521,222)
Accrued interest	260,524	731,395
Contract liability	-	49,551
Net cash provided by (used in) operating activities	(1,201,790)	741,721

Cash Flows from Investing Activities
Additional expenditures on land	(97,047)	(225,000)
Building and Construction in Progress payments	-	(288,138)
Net cash used in investing activities	(97,047)	(513,138)

Cash Flows from Financing Activities
Series D Preferred Stock dividends paid	(24,500)	-
Series A Preferred Stock dividends paid	(107,554)	(91,678)
Cash payments on promissory notes - related party	(2,361)	-
Cash payments on promissory notes	-	(565,000)
Cash payments on convertible notes	(177,444)	(177,730)
Cash proceeds from convertible notes	1,146,100	-
Cash proceeds other loans	350,000	190,376
Cash proceeds from promissory notes	-	75,000
Cash proceeds from promissory notes- related party	112,561	203,541
Net cash provided by (used in) financing activities	1,296,802	(365,491)

Net decrease in Cash	(2,035)	(136,908)

Cash, beginning of period	26,120	140,247

Cash, end of period	$24,085	$3,339

Supplemental disclosure of cash flow information
Cash paid for interest	$45,978	$41,161

Non-Cash investing and financing transactions
Dividend on Series A	$107,554	$-
Dividend on Series C	$-	$22,630
Dividend on Series D	$24,500	$-
Series A shares issued for the conversion of related party notes payable	$-	$9,456,250
Common shares issued with convertible debt	$-	$49,126
Settlement of derivative liability	$-	$282,517
Conversion of Series C Preferred Stock to Common Stock	$(305,575)	$-
Cashless warrant exercise	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

For the three and nine months ended September 30, 2025

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the audited financial statements and notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on May 21, 2025.

Liquidity and Going Concern

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of September 30, 2025, the Company’s current liabilities exceeded its current assets by approximately $14.3 million. The Company has recorded a net loss of $5.1 million for the nine months ended September 30, 2025, and has an accumulated deficit of approximately $29.3 million as of September 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to raise additional capital through the issuance of debt instruments and equity to fund its ongoing operations, which may have the effect of potentially diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales and house construction. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to September 30, 2025. The direct impact of these conditions is not fully known.

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

ILA Fund includes cash as its only assets with minimal expenses as of September 30, 2025. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of September 30, 2025. As of September 30, 2025, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations. All intercompany balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025, and December 31, 2024.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of September 30, 2025:

	Fair Value Measurements at September 30, 2025, Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$843,789	$843,789
Total	$-	$-	$843,789	$843,789

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the nine months ended September 30, 2025:

Derivative
Liability
Balance December 31, 2024	$161,136

Change in estimated fair value	682,653
Balance September 30, 2025	$843,789

Derivative Liability

As of September 30, 2025, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

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

The Company recognized $1,878,548 and $7,134,240 of net revenue during the nine months ended September 30, 2025, and 2024, respectively.

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $213,242 and $590,693 for the three and nine months ended September 30, 2025, respectively, and $160,884 and $497,863 for the three and nine months ended September 30, 2024, respectively.

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

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024

Options	-	6,000,000
Warrants	40,253,611	38,107,500
Total potentially dilutive shares	40,253,611	44,107,500

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2025.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during the nine months ended September 30, 2025.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $0 at September 30, 2025, and December 31, 2024. Account receivables are written off when all collection attempts have failed.

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

NOTE 3 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of September 30, 2025, and December 31, 2024:

	Useful life	September 30, 2025	December 31, 2024
Land – Emerald Grove		$203,419	$203,419

Land – Rancho Costa Verde Development		$15,617,210	$15,573,107

Building	20 years	2,730,092	2,674,471
Less: Accumulated depreciation		(844,127)	(844,127)

Building, net		$1,885,965	$1,833,021

Depreciation expense was approximately $nil and $87,250 for the nine months ended September 30, 2025, and 2024, respectively.

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

The construction contractor is also an entity controlled by our chairman of the board. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino was $0 as of September 30, 2025, and December 31, 2024. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 during the year ended December 31, 2022.

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

In November and December 2019, $250,000 was paid to the Company’s chairman of the board, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 was used as a down payment towards the acquisition of the land from Valdeland. As of September 30, 2025, and December 31, 2024, the Company has issued 250,000 shares of the Company’s common stock for a total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land. The balance was fully impaired in a previous reporting period.

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

The balance of construction in process for Plaza Bajamar totaled $0 as of September 30, 2025, and December 31, 2024. The Company fully impaired the accumulated costs related to Plaza Bajamar in a previous reporting period, due to the uncertainty pertaining to title transfer for a total amount of $179,700.

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

As of September 30, 2025, Valdeland sold six (6) house constructions on residential lots for estimated price of $1.5 million, of which $0.5 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheets. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

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

The Company has not accrued or paid any salary to Frank Ingrande for the nine months ended September 30, 2025, and 2024. The accrued compensation balance owed is $66,846 as of September 30, 2025, and December 31, 2024.

Frank Ingrande was the co-founder and owner of 33% of the Company’s equity-method investee RCVD. During the year ended December 31, 2023, the Company acquired the remaining 75% interest in RCVD, which became the Company’s wholly owned subsidiary as of January 2023 (Note 8).

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the nine months ended September 30, 2024. These shares have expired as of September 30, 2025.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with Jason Sunstein.

The Company has not accrued or paid any salary to Jason Sunstein for the nine months ended September 30, 2025, and 2024. The accrued compensation balance owed is $66,846 as of September 30, 2025, and December 31, 2024.

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the nine months ended September 30, 2024. These shares have expired as of September 30, 2025.

Jason Sunstein is also the managing member of Six Twenty Management LLC, an entity that has been providing ongoing capital support to the Company.

Jason Sunstein also facilitated the Emerald Grove asset purchase.

Chairman of the Board – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with Roberto Valdes.

The Company has not accrued or paid any salary to Roberto Valdes for the nine months ended September 30, 2025, and 2024. The accrued compensation balance owed is $66,846 as of September 30, 2025, and December 31, 2024.

As of September 30, 2025, the Company funded an aggregate amount of $1.4 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by Roberto Valdes. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by Roberto Valdes (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed a land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”).

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

On December 1, 2022, the Company issued 465,834 stock options under the 2022 Plan with a strike price of $0.20, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the nine months ended September 30, 2024. These shares have expired as of September 30, 2025.

International Real Estate Development, LLC. (“IRED”)

Frank Ingrande was an owner of 33% of IRED at the time of the 25% initial investment in RCVD in May 2021 and subsequent to this transaction became a shareholder and President of the Company. On January 3, 2023, the remaining 75% interest was acquired by the Company and as of September 30, 2025, and December 31, 2024, Mr. Ingrande was the Chief Executive Officer of the Company and a 33% owner in IRED. As such, any transactions with IRED are deemed to be related party transactions.

On January 1, 2023, the Company issued a convertible promissory note pursuant to the acquisition of RCVD for a total principal of $8,900,000, carrying a 5% coupon and maturing on September 30, 2024. The convertible note was payable in quarterly installment of $2,225,000 starting on March 31, 2023. The convertible note includes a twelve percent (12%) default interest. Although, this convertible promissory note payable is part of the consideration to the business combination in stages (Note 8) which is not deemed a related party transaction, the convertible promissory note payable is with a related party and deemed a related party convertible promissory note payable. During the nine months ended September 30, 2024, the Company converted the entire principal and interest balance of the promissory note into 89,000 Series A Preferred Shares. See Note 6 and Note 8 for additional information related to this convertible promissory note.

NOTE 5 – PROMISSORY NOTES

Promissory notes consisted of the following at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024

Cash Call note payable, due December 31, 2025	$24,785	$24,785
Elder note payable, 10% interest, due December 31, 2025	1,500	1,500
Elder note Payable, 15% interest, due December 31, 2025	76,477	76,477
Griffith note Payable, 15% interest, due December 31, 2025	250,000	250,000
Banker note Payable, 15% interest, due December 31, 2025	42,500	42,500
Robles note Payable, 10% interest, due December 31, 2025	37,500	37,500
	-	-
Total Promissory notes payable	$432,762	$432,762
Less discounts	-	-

Total Promissory notes, net of discount	432,762	432,762

Less current portion	(432,762)	(432,762)

Total Promissory notes, net of discount - long term	$-	$-

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of December 31, 2023. There was no activity during the nine months ended September 30, 2025.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. No payment was made under this settlement agreement during the nine months ended September 30, 2025.

As of September 30, 2025, and December 31, 2024, the remaining principal balance was $24,785. The Company has not incurred any interest expense related to this promissory note during the nine months ended September 30, 2025, due to the agreed upon settlement amount.

Christopher Elder

On December 15, 2020, the Company entered into a promissory note pursuant to which the Company borrowed $126,477. Interest under the promissory note in default is 18%, and the principal and all accrued but unpaid interest is due upon maturity.

There was no activity during the nine months ended September 30, 2025. As of both September 30, 2025, and December 31, 2024, the remaining principal balance was $76,477.

Accrued interest was $46,443 as of September 30, 2025, and December 31, 2024.

Bobbie Allen Griffith

On September 5, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $215,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest is due upon maturity.

The Company repaid the note in full during the year ended December 31, 2023. During the year ended December 31, 2023, the Company was advanced an additional $250,000. As of September 30, 2025, and December 31, 2024, the remaining principal balance was $250,000.

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

Accrued interest was $45,000 as of September 30, 2025, and December 31, 2024. As of September 30, 2025, and December 31, 2024, the remaining principal balance was $42,500.

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

Accrued interest was $15,000 as of September 30, 2025, and December 31, 2024. As of September 30, 2025, and December 31, 2024, the remaining principal balance was $37,500.

The Company initially recognized a debt discount and stock payable on this note of $5,393, which was fully amortized as of December 31, 2023.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes consisted of the following at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024

Mast Hill convertible note, 16% interest, due December 2025	-	250,000
Blue Lake convertible note, 16% interest, due December 2025	250,000	250,000
Quick Capital note #1, 12% interest, due December 2025	250,000	-
Quick Capital note #2, 12% interest, due April 2026	155,556	-
Quick Capital note #3, 12% interest, due May 2026	31,111	-
Lendspark Corporation note, due March 2026	140,000	-
Vista Capital note #1, 12% interest, due March 2026	110,000	-
Vista Capital note #2, 12% interest, due September 2026	110,000	-
Auctus Fund note, 12% interest, due August 2026	250,000	-
CFI Capital note, 6% interest, due September 2026	150,000	-
Jefferson Street note, 10% interest, due September 2026	137,500	-
Crom Structured Fund note, 10% interest, due September 2026	137,500	-
Mast convertible note, Emerald Grove, due December 2027	2,780,000	2,780,000
Cobra convertible note, 20% interest, due September 2025	125,000	125,000

Total convertible notes	$4,626,667	$3,405,000
Less discounts	(368,111)	(303,000)

Total convertible notes, net of discount	4,081,112	3,102,000

Less current portion	(1,509,612)	(600,000)

Total convertible notes, net of discount - long term	$2,571,500	$2,502,000

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

The Company initially recognized $219,832 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of both September 30, 2025, and December 31, 2024.

During the year ended December 31, 2023, the Company converted approximately $133,096 of interest and default premium into 1,664,857 shares of common stock.

During the nine months ended September 30, 2025, the Company converted the entire remaining principal owed to Mast Hill Fund, plus default interest in the amount of $26,307, into 3,164,633 common shares of the Company’s stock using the conversion price of $.06. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion, was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the nine months ended September 30, 2025. The principal balance owed to Mast Hill Fund was $- and $250,000 as of September 30, 2025, and December 31, 2024, respectively.

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

The principal balance owed to Blue Lake was $250,000 as of both September 30, 2025, and December 31, 2024.

The Company has not yet received any default notice from the investor. Upon event of default, the Company is required to pay the outstanding principal plus accrued interest and a default penalty which is equal to 25% of the principal and accrued interest.

The Company initially recognized $219,607 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of both September 30, 2025, and December 31, 2024.

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

The Company initially recognized $278,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $69,500 through interest expenses during the nine months ended September 30, 2025. The balance of the unamortized debt discount was $208,500 and $278,000 as of September 30, 2025, and December 31, 2024, respectively.

The balance of the convertible note was $2,571,500 and $2,502,000 as of September 30, 2025, and December 31, 2024, respectively.

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

The Company initially recognized $25,000 of debt discount resulting from the original issue discount and the deferred financing costs. The company amortized $15,000 through interest expenses during the nine months ended September 30, 2025. The balance of the unamortized debt discount was $10,000 and $25,000 as of September 30, 2025, and December 31, 2024, respectively.

The balance of the Cobra convertible note was $115,000 and $100,000 as of September 30, 2025, and December 31, 2024, respectively.

Quick Capital, LLC (“Quick Capital Notes”)

On March 13, 2025, July 16, 2025, and August 18, 2025, the Company issued to Quick Capital LLC (“Quick Capital”), a Wyoming limited liability company, convertible promissory notes for the principal amounts of a $250,000, $155,555.56 and $31,111.11, respectively, for an aggregate principal amount of $436,666.67 (each a “Note” and collectively the “Notes”). Each Note was issued pursuant to a Note Purchase Agreement dated therewith. The Company received an aggregate of $347,100 gross proceeds from the sale of the Notes, after deductions for original issue discounts from 10% to 20%, broker fees of $8,400, and lender legal fees from $2,500 to $5,000.

The principal amount of the Notes (together with accrued interest) mature nine (9) months from issuance. The Notes bear a guaranteed interest at a rate of 12%. Upon an event of a default under a Note (as more fully described in the Notes), the Notes shall accrue interest at annual rate of the lesser of 24% or maximum rate allowed by law. The Note issued in March is due on December 13, 2025, and has total aggregate repayments due of $280,000. The Note issued in July is due on April 16, 2026, and has total aggregate repayments due of $174,222. The Note issued in August is due on May 18, 2026, and has total aggregate repayments due of $24,844.

The Notes are convertible at the holder’s option at any time after 180 days from issuance or upon event of default, into shares of the Company’s Common Stock at a conversion price equal to $0.11 per share, or in the case of event of default, at a price equal to the lower of $0.11 or 65% of the lowest trading price for the proceeding 20 days prior to conversion. Additionally, as an incentive to Quick Capital, the Notes contain securities purchase agreements which provided for the issuance of 495,000 shares of common stock with a fair value of approximately $83,000, which were fully earned at issuance, and 1,666,667 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $0.15 and a term of five years.

The balance owed to Quick Capital on the Notes was $240,556 as of September 30, 2025.

The Company initially recognized $89,567 of debt discount resulting from the original issue discounts, the deferred financing costs, and the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $41,111 as of September 30, 2025.

Lendspark Corporation (“Lendspark Note”)

On June 10, 2025, the Company issued Lendspark a convertible promissory note pursuant to which it borrowed gross proceeds of $140,000 for net proceeds of $100,000, net of issuance costs of $40,000. The principal amount of the Lendspark Note (together with the amortized discount of $40,000) is due nine (9) months from issuance. Upon an event of a default (as more fully described in the Lendspark Note), the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default and default interest of 18% of the outstanding balance per annum shall accrue. If there is no event of default, the Lendspark Note shall not be charged interest, other than the $40,000 original issue discount. The Lendspark Note requires thirty-six (36) weekly payments of $3,889 starting in June 2025.

The Lendspark Note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $0.10 per share.

The Company initially recognized $40,000 of debt discount resulting from the original issue discount. The Company amortized $16,000 through interest expenses during the nine months ended September 30, 2025. The balance of the unamortized debt discount was $24,000 as of September 30, 2025.

The balance of the Lendspark Note was $106,556 as of September 30, 2025.

On June 12, 2025, the Company entered into a Consulting Agreement with Lendspark, in order for Lendspark to provide consulting related to the development, financing and operations of the Company’s business. The arrangement is an equity compensation agreement, where the Company shall pay Lendspark in common stock, where the amounts of shares issued is calculated as $35,000 divided by the average of the ten (10) lowest closing prices of the ILAL Common Stock of the trading days during the applicable payment period.

Vista Capital Investments, LLC (“Vista Capital Notes”)

Vista Capital Note #1

On March 11, 2025, the Company issued Vista Capital a convertible promissory note, pursuant to which it borrowed gross proceeds of $110,000 for net proceeds of $94,000, net of issuance costs of $16,000. The note contains a one-time interest charge of 12%, due at maturity. The principal amount of the note, together with the interest is due twelve (12) months from issuance. Upon an event of a default (as more fully described in the Vista Capital Note #1), the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default

The note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $0.35 per share. Additionally, as an incentive to the holder, the note contains a securities purchase agreement which provided for the issuance of 152,778 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $0.80 and a term of five years.

The Company initially recognized $16,000 of debt discount resulting from the original issue discount and deferred financing costs. The Company amortized $8,000 through interest expenses during the nine months ended September 30, 2025. The balance of the unamortized debt discount was $8,000 as of September 30, 2025.

The balance of the Vista Capital Note #1 was $102,000 as of September 30, 2025.

Vista Capital Note #2

On September 12, 2025, the Company issued Vista Capital a convertible promissory note, pursuant to which it borrowed gross proceeds of $110,000 for net proceeds of $94,000, net of issuance costs of $16,000. The note contains a one-time interest charge of 12% due at maturity. The principal amount of the note, together with the interest is due twelve (12) months from issuance. Upon an event of a default (as more fully described in the Vista Capital Note #2), the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default and default interest of 18% of the outstanding balance per annum shall accrue.

The note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $0.10 per share. Additionally, as an incentive to the holder, the note contains a securities purchase agreement which provided for the issuance of 150,000 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $1.00 and a term of five years.

The Company initially recognized $16,000 of debt discount resulting from the original issue discount and deferred financing costs. The balance of the Vista Capital Note #2 was $94,000 as of September 30, 2025.

Auctus Fund, LLC (“Auctus Note”)

On August 6, 2025, the Company issued a promissory note with a convertible feature to Auctus Fund, pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $241,000, net of issuance costs for legal and management fees of $9,000. Interest under the Auctus Note is 12% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance. Upon an event of a default (as more fully described in the Auctus Note), the Auctus Note shall accrue interest at annual rate of the lesser of 22% or maximum rate allowed by law.

The Auctus Note is convertible at the holder’s option at any time after 90 days from issuance, into shares of the Company’s Common Stock at a conversion price equal to $0.10 per share, or at 75% of the volume-weighted average price during the five trading days immediately preceding the conversion date. Additionally, as an incentive to the holder, the Auctus Note contains a securities purchase agreement which provided for the issuance of 500,000 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $0.25 and a term of five years.

The balance of the Auctus Note was $241,000 as of September 30, 2025.

CFI Capital LLC (“CFI Capital Note”)

On September 18, 2025, the Company issued CFI Capital a convertible redeemable note pursuant to which it borrowed gross proceeds of $150,000 for net proceeds of $130,000, net of issuance costs of $20,000. Interest under the convertible note is 6% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, on September 18, 2026. The note is convertible at the holder’s option at any time after 180 days from issuance or upon event of default, into shares of the Company’s Common Stock at a conversion price equal to 60% of the lowest trading price for the proceeding 20 days prior to conversion.

The Company initially recognized $20,000 of debt discount resulting from the original issue discount and the deferred financing costs. The balance of the CFI Capital Note was $130,000 as of September 30, 2025.

Jefferson Street Capital, LLC (“Jefferson Note”)

On September 24, 2025, the Company issued a promissory note with a convertible feature, pursuant to which it borrowed gross proceeds of $137,500 for net proceeds of $125,000, net of issue discount and legal fees of $17,500. Interest under the Jefferson Note is 10% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, on September 24, 2026. Upon an event of a default (as more fully described in the Jefferson Note), the Jefferson Note shall accrue interest at annual rate of the lesser of 18% or maximum rate allowed by law.

The Jefferson Note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $0.15 per share, or at 75% of the lowest trading price for the proceeding 15 days prior to conversion. Additionally, as an incentive to the holder, the Crom Note contains a securities purchase agreement which provided for the issuance of 458,333 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $0.30 and a term of five years.

The balance of the Jefferson Note was $120,000 as of September 30, 2025.

Crom Structured Opportunities Fund I, LP (“Crom Note”)

On September 24, 2025, the Company issued a promissory note with a convertible feature, pursuant to which it borrowed gross proceeds of $137,500 for net proceeds of $125,000, net of issue discount and legal fees of $17,500. Interest under the Crom Note is 10% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, on September 24, 2026. Upon an event of a default (as more fully described in the Crom Note), the Crom Note shall accrue interest at annual rate of the lesser of 18% or maximum rate allowed by law.

The Crom Note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $0.15 per share, or at 75% of the lowest trading price for the proceeding 15 days prior to conversion. Additionally, as an incentive to the holder, the Crom Note contains a securities purchase agreement which provided for the issuance of 458,333 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $0.30 and a term of five years.

The balance of the Crom Note was $120,000 as of September 30, 2025.

NOTE 7 – PROMISSORY NOTE – RELATED PARTY

Related party promissory note consisted of the following at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Lisa Landau – On demand	$457,574	$347,374
Total related party promissory note, current	$457,574	$347,374

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. During the nine months ended September 30, 2025, and the year ended December 31, 2024, Lisa Landau advanced funds to the Company for general corporate expenses and paid directly towards the Diagonal convertible notes.

The principal balance on the related party promissory note was $457,574 and $347,374 as of September 30, 2025, and December 31, 2024, respectively. The advances are on demand but do not carry any interest.

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

Prior to the acquisition of a controlling financial interest in RCVD, the Company held a twenty five percent (25%) interest in RCVD, which was previously acquired and accounted for in May 2021 as an equity method investment under ASC 323 Investments – Equity Method and Joint Ventures (Note 10). It was determined that the Company did not have the power to direct the activities that most significantly impact RCVD’s economic performance, and therefore, the Company was not the primary beneficiary of RCVD and RCVD was not consolidated under the variable interest model. The investment was initially recorded at cost, which was determined to be $2,680,000. The carrying value was fully written down to $0 during a previous reporting period.

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

The secured convertible promissory note has a principal amount of $8,900,000 and is payable in quarterly installments of $2,225,000 and carries a five percent (5%) coupon. The note carries a default coupon of twelve percent (12%) on the unpaid principal after the maturity date. The note includes standard events of default, which will result in the principal and accrued interest to be payable immediately. The note is convertible at any time commencing on April 1, 2023, at the option of the holder, into shares of common stock of the company at a 10% discount to market. The note may be prepaid at any time without penalties. The Company did not make the first installment by December 31, 2023, but the Company obtained a default waiver from IRED. The Company incurred approximately $111,250 of interest during the year ending December 31, 2024. The note and all accrued interest were converted into common stock during the year ended December 31, 2024 (Note 6).

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

Land purchase- Plaza Bajamar.

During 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our chairman of the board Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 250,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of September 30, 2025, and December 31 2024, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $995,747 has been paid, leaving a firm commitment of approximately $560,250 as of September 30, 2025, and December 31, 2024.

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

Oasis Park Resort construction budget

During 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. The contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of September 30, 2025, and December 31, 2024.

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

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity at September 30, 2025, consisted of 150,000,000 authorized common shares and 2,010,000 authorized preferred shares, all with a par value of $0.001 per share. As of September 30, 2025, there were 124,189,895 shares issued and 121,189,895 shares outstanding. As of December 31, 2024, there were 97,602,713 shares issued and 94,602,713 shares outstanding.

As of September 30, 2025, there were 117,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

As of December 31, 2024, there were 117,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,100 shares of Series C Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

Equity Incentive Plans

2024 Equity Incentive Plan

On November 29, 2024, the Company’s board of directors approved the 2024 equity incentive plan (the “2024 Plan”). The 2024 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 15,000,000 shares of the Company’s common stock for issuance under the 2024 Plan. The Company granted 3,000,000 options under the 2024 Plan on March 31, 2025, which were all outstanding as of September 30, 2025. The Company had no options issued and outstanding under the 2024 Plan as of December 31, 2024.

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). Pursuant to the 2022 Plan, the Company has reserved a total of 5,000,000 shares of the Company’s common stock to be available under the 2022 Plan. The Company granted 2,150,000 options during years prior to 2024. There was no activity during the nine months ended September 30, 2025. The options were fully expired as of September 30, 2025, and December 31, 2024.

2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”). The Company has reserved a total of 3,000,000 shares of the authorized common stock for issuance under the 2020 Plan. The Company granted 1,700,000 options under the 2020 Plan in years prior to 2024. There was no activity during the nine months ended September 30, 2025. The options were fully expired as of September 30, 2025, and December 31, 2024.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. Pursuant to the 2019 Plan, the Company has reserved a total of 3,000,000 shares of the Company’s common stock to be available under the 2019 Plan. There was no activity during the nine months ended September 30, 2025. The options were fully expired as of September 30, 2025, and December 31, 2024.

Activity during the nine months ended September 30, 2025

During the nine months ended September 30, 2025, the Company issued 26,587,182 shares of common stock pursuant to consulting agreements, services, Series C Preferred Stock conversion, debt terms, and debt conversions for a total fair value of approximately $2,750,624.

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

Preferred Stock

During 2019, the Company authorized and issued 1,000 shares of Series B Preferred Stock (“Series B”) and 350,000 shares of common stock to CleanSpark Inc. in a private equity offering for $500,000. Management determined that the Series B should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2022, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of December 31, 2022, and 2021, Management recorded the value attributable to the Series B of $293,500 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature, since the instrument reached maturity during the year ended December 31, 2020. The Company recognized such BCF as a discount on the convertible preferred stock. The amortization of the discount created by the BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend that reduced net income in arriving at income available to common stockholders. The holder can convert the Series B into shares of common stock at a discount of 35% to the market price.

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized a total dividend on Series B for a total accrual to $1,212,822 as of September 30, 2025, and December 31, 2024. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by10% per annum upon each occurrence of an event of default. In addition, the SPA further states that the conversion price initially set at a discount of 35% to the market price should be further increased by an additional 10% upon each occurrence of an event of default. At the date of their Annual Report, CleanSpark claims that the Company was in default in three instances triggering further discount to the market price for the conversion feature and additional accrual rate. Management has recorded for this additional default and interest expense as noted in the previous paragraph. The Company has not been served with any notice of default stating the specific default events but will continue to accrue the additional default interest until the matter is resolved. As of the date of the filing of this Quarterly Report, the parties are cooperating to resolve this matter. The Company did not issue any shares of Series B preferred stock during the nine months ended September 30, 2025.

During the year ended December 31, 2024, the Company issued 89,000 shares of Series A preferred stock pursuant to the conversion of the note payable to IRED for $8,900,000. The total principal balance along with accrued interest of $556,250 has been converted. The Company did not issue any shares of Series A preferred stock during the nine months ended September 30, 2025.

On September 2, 2023, the Company authorized and issued 10,000 and 3,100 shares, respectively, of Series C Preferred Stock (“Series C”) to Bigger Capital Fund, LP in a private equity offering for $310,000. Management determined that the Series C should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of September 30, 2025, and December 31, 2024, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of September 30, 2025, and December 31, 2024, Company management recorded the value attributable to the Series C of $310,000 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature. The Company recognized such BCF as a discount on the convertible preferred stock. The discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend. The holder can convert the Series C into shares of common stock at a variable discount to the market price.

The terms and conditions of the Series C include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series C. The Company recognized a deemed dividend of $60,003 based on a discount to the purchase price on the Series C during the year ended December 31, 2023. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets. During the year ended December 31, 2024, the Company issued 94,827 shares of common stock pursuant to the stock dividend terms in the agreement. The Company did not issue any shares of Series C preferred stock during the nine months ended September 30, 2025.

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

On July 29, 2025, Bigger Capital Fund, LP exercised the 1,240,000 Warrants and converted their 3,100 shares of Series C preferred stock purchased for $310,000 into 4,428,571 shares of the Company’s common stock, using the conversion price of $.07 per share.

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

During the year ended December 31, 2023, the Company converted $1,414,338 of principal and $171,825 of interest payable due to Six Twenty Management LLC into 17,000 shares of Series D Convertible Preferred Stock. There was no activity during the nine months ended September 30, 2025.

Warrants

A summary of the Company’s warrant activity during the nine months ended September 30, 2025, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2024	38,107,500	$0.16	3.17
Granted	3,386,111	0.27	4.75
Exercised	(1,240,000)	.10	-
Forfeited-Canceled	-	-	-
Outstanding at September 30, 2025	40,253,611	$0.17	2.62

Exercisable at September 30, 2025	40,253,611

The aggregate intrinsic value as of September 30, 2025, and December 31, 2024, was $0.

Stock Options

A summary of the Company’s option activity during the nine months ended September 30, 2025, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2024	-	$-	-
Granted	3,000,000	0.15	9.5
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at September 30, 2025	3,000,000	$0.15	9.5

Exercisable at September 30, 2025	3,000,000

The aggregate intrinsic value as of September 30, 2025, and December 31, 2024, was $0.

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

Overview

The real estate market in Northern Baja California has continued to significantly improve and has fully recovered from the negative impact of Covid-19. The housing prices have continued to rise in the Southwest U.S., and inventory has remained severely low, which generates additional attraction from home buyers seeking second homes or vacation homes.

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

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCVD in exchange for $100,000 and 3,000,000 shares of the Company’s common stock, and such investment was initially recorded as an equity-method investment in the Company’s condensed consolidated financial statements. On January 3, 2023, the Company acquired the remaining 75% membership interest in RCVD for a contractual consideration of $13,500,000, paid through $8,900,000 secured convertible note, 20,000,000 shares of common stock and 33,000,000 common stock warrants. Such transaction was recorded pursuant to ASC 805 Business Combinations.

Summary of key operational and financial events:

■	The Company has collected an aggregate amount of $312,175 from house construction at the Plaza Bajamar project, which was initially recorded and presented as contract liability in the consolidated balance sheets. However, the Company offset the balance with the additional cash funded for the construction of amenities at Bajamar, with the net balance presented as impairment loss in the consolidated statement of operations. There were no collections during the nine months ended September 30, 2025.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our fiscal year 2025, as we continue to follow the necessary steps to complete this legal process.

Results of Operations for the Three and Nine Months Ended September 30, 2025, compared to the Three and Nine Months Ended September 30, 2024

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue, net	$554,553	$1,303,271	$1,878,548	$7,134,240

Cost of revenue	407,191	390,788	1,123,215	993,114

Gross profit	147,362	912,483	755,333	6,141,126

Operating expenses
Sales and marketing	213,243	160,885	590,693	497,863
Impairment loss	-	-	-	-
General and administrative expenses	942,788	474,819	2,989,211	1,176,452
Total operating expenses	1,156,031	635,704	3,579,904	1,674,315

Income (loss) from operations	(1,008,669)	276,779	(2,824,571)	4,466,811

Other expense:
Loss from debt extinguishment	(537,969)	-	(537,969)
Change in fair value of derivative	(132,183)	-	(682,653)	229,814
Interest expense	(517,644)	(528,377)	(1,088,720)	(1,204,375)
Total other income (expense), net	(1,187,796)	(528,377)	(2,309,342)	(974,561)

Net income (loss)	$(2,196,465)	$(251,598)	$(5,133,913)	$3,492,250

Revenue

Revenue decreased by $748,718 to $554,553 for the three months ended September 30, 2025, from $1,303,271 for the three months ended September 30, 2024. The revenue recognized during the three months ended September 30, 2025, includes real estate sales, interest from financed sales, financing fees, and components of home construction.

Revenue decreased by $5,255,692 to $1,878,548 for the nine months ended September 30, 2025, from $7,134,240 for the nine months ended September 30, 2024. The revenue recognized during the six months ended September 30, 2025, includes real estate sales, interest from financed sales, financing fees, and components of home construction.

Cost of revenue

Cost of revenue increased to $407,191 for the three months ended September 30, 2025, from $390,788 for the three months ended September 30, 2024. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Cost of revenue increased to $1,123,215 for the nine months ended September 30, 2025, from $993,114 for the nine months ended September 30, 2024. Cost of revenue includes land cost and related land improvements including infrastructure and subdivision costs.

Operating Expenses

Operating expenses increased by $520,327 to $1,156,031 for the three months ended September 30, 2025, from $635,704 for the three months ended September 30, 2024.

Operating expenses increased by $1,905,589 to $3,579,904 for the nine months ended September 30, 2025, from $1,674,315 for the nine months ended June 30, 2024.

Sales and marketing costs increased by $52,358 to $213,243 for the three months ended September 30, 2025, from $160,885 for three months ended September 30, 2024. Sales and marketing costs increased by $92,830 to $590,693 for the nine months ended September 30, 2025, from $497,863 for the nine months ended September 30, 2024. Such increase mainly relates to the marketing efforts incurred by RCVD and ILAL during 2025. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation.

General and administrative costs increased by $467,969 to $942,788 for the three months ended September 30, 2025, from $474,819 for the three months ended September 30, 2024. General and administrative costs increased by $1,812,759 to $2,989,211 for the nine months ended September 30, 2025, from $1,176,452 for the nine months ended September 30, 2024. General and administrative increased mainly due to a large increase in stock-based compensation expenses during 2025. Other general and administrative costs mainly include commissions paid attributable to sales.

Other expense

Other expenses increased to $1,187,796 for the three months ended September 30, 2025, from other expenses of $528,376 for the three months ended September 30, 2024. Such change is primarily due to the change in fair value of the Company’s derivative liability and loss on debt extinguishment, with interest expense increasing period over period.

Other expenses increased to $2,309,342 for the nine months ended September 30, 2025, from $974,561 for the nine months ended September 30, 2024. Such change is primarily due to the change in fair value of the Company’s derivative liability loss on debt extinguishment, with interest expense decreasing period over period.

Net Income (Loss)

The Company finished the three months ended September 30, 2025, with a net loss of $2,196,465, as compared to a net loss of $251,598 for the three months ended September 30, 2024. The decrease in our net income resulted from the reasons outlined above.

The Company finished the nine months ended September 30, 2025, with a net loss of $5,133,913 as compared to net income of $3,492,250 for the nine months ended September 30, 2024. The decrease in our net income resulted from the reasons outlined above.

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

Capital Resources and Liquidity

Cash was $24,085 and $26,120 as of September 30, 2025, and December 31, 2024, respectively. As shown in the accompanying financial statements, we recorded net loss of $5.1 million for the nine months ended September 30, 2025. Our working capital deficit as of September 30, 2025, was $14.3 million. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

We anticipate generating increased revenues over the next twelve months, as we continue to market the sale of plots held for sale at our various project sites, and generate cash from the sale of house construction at our properties.

If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2025, was $1,201,790 which resulted primarily due to net loss of $5,133,913, offset by non-cash share-based compensation of $2,440,624, change in fair value of derivative liability of $682,653, loss on extinguishment of debt of $537,969, amortization of debt discount of $168,641 and by net change in assets and liabilities of $102,236.

Net cash flows provided by operating activities for the nine months ended September 30, 2024, was $741,721 which resulted primarily due to net income of $3,492,250, non-cash share-based compensation of $515,537, depreciation of $87,250, and change in fair value of derivative liability of $229,814, offset by net change in assets and liabilities of $3,123,502.

Investing Activities

Net cash flows used in investing activities was $97,047 for the nine months ended September 30, 2025. The funds were used for additional investment for land development.

Net cash flows used in investing activities was $513,138 for the nine months ended September 30, 2024. The funds were used for the development of the various projects and additional investment for land development.

Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2025, was $1,296,802, primarily from cash proceeds from other loans for $350,000, cash proceeds from convertible notes of $1,146,100 and cash proceeds from related party promissory notes of $112,561, offset by repayments of related party notes and convertible notes, and dividends paid on preferred stock.

Net cash flows used in financing activities for the nine months ended September 30, 2024, was $365,491, primarily from cash proceeds from related parties for aggregate amount of $203,541, cash payments for convertible notes of $177,730, cash proceeds from other loans for $190,376, cash proceeds from promissory notes of $75,000, dividends paid of $91,678, and cash payments on promissory notes of $565,000.

As a result of these activities, we experienced an increase in cash of $66,305 for the nine months ended September 30, 2025.

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

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are disclosed in Note 2 of our audited consolidated financial statements included herein. We consider the following accounting policies critical to the understanding of the results of our operations:

■	Going concern. It requires readers to rely on management’s representation on financial forecast.
■	Revenue recognition. It requires judgement to determine when a contract exists, when performance obligations are met and the estimated variable consideration if any.
■	Issuance of debt with attached financial instruments. Some instruments carry embedded features that require bifurcation from host instrument and accounting as derivative liability.
■	Accounting of the Company’s equity-method investment. Indeed, it requires judgement by management to determine whether there is significant influence or control over the Company’s investee. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over these policies.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on May 21, 2025.

Off-balance Sheet Arrangements

During the period ended September 30, 2025, we have not engaged in any off-balance sheet arrangements.

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

The Company conducted an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of September 30, 2025, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, inadequate controls over maintenance of records, inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, and which the Company determined continued to exist as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Date:	November 19, 2025	International Land Alliance, Inc.

		By:	/s/ Frank Ingrande
Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Jason Sunstein
Chief Financial Officer (Principal Financial and Accounting Officer)

