Form 10-K
period 2025-12-31
International Land Alliance Inc.
filed 2026-04-27
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $15,294,797 based upon the price $9.45 at which the common stock was last sold as of June 30, 2025 the last business day of the registrant’s most recently completed second fiscal year, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of April 27, 2026, there were 4,664,667 shares of Common Stock, $0.001 par value, outstanding.

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

On June 30, 2011, International Land Alliance, SA De CV (“ILA Mexico”) was formed as a Mexican corporation to acquire from Baja Residents Club, S.A., a related-party Mexican corporation, 497 acres south of San Felipe, Baja California, known as the Oasis Park project and also 20 acres in Ensenada, Baja California, known as the Valle Divino project. On October 1, 2013, Roberto Jesus Valdez, Jason A. Sunstein and Elizabeth Roemer transferred their interest in Oasis Park and Valle Divino real estate projects to ILA Mexico in exchange for 7,500 shares of ILA Mexico. On October 1, 2013, we issued 75,000 shares of our common stock to each Roberto Jesus Valdez, and Jason Sunstein and 20,000 shares of our common stock to Elizabeth Roemer in exchange for all of the outstanding shares of ILA Mexico. As a result of this transaction, ILA Mexico became our wholly owned subsidiary.

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

In October 2019, the Company entered into an agreement with Valdeland, S.A. de C.V.(“Valdeland”), a Mexican corporation controlled by our chairman of the board, Roberto Valdes, to acquire 1 acre of land at the Bajamar Ocean Front Golf Resort in Ensenada, Baja California, known as the Plaza Bajamar. The transfer of title for this project is subject to approval from the Mexican government in Baja California. Although management believes that the transfer of title to the land will be approved and transferred by the end of our second fiscal quarter of 2026, there is no assurance that such transfer of title will be approved in that time frame or at all.

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

On May 3, 2021, the Company acquired a 25% interest in Rancho Costa Verde Development, LLC (“RCVD”). RCVD is a successful developer of a 1,100-acre, 1,200-lot master planned community in Baja California, located roughly eight (8) km north of ILA’s Oasis Park Resort. Such investment was accounted for under the equity method of investment under ASC 323 Investments - Equity method and Joint Ventures. On January 3, 2023, the Company acquired the remaining 75% for a total contractual consideration of $13.5 million.

On December 16, 2025, the Company closed on the acquisition of 300 acres of land and structures located adjacent to the Company’s Rancho Costa Verde development for a total consideration of $1.65 million. This purchase is subdivided into 7 parcels and consists of approximately 300 residential homesites, 12 existing tiny homes, and 2 completed homes.

On June 19, 2025, we filed with the Wyoming Secretary of State a Certificate of Amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 150,000,000 to 250,000,000.

On January 30, 2026, we filed with the Wyoming Secretary of State an Articles of Amendment to our Articles of Incorporation to effect the reverse stock split of all outstanding shares of our common stock at a ratio of 1-for-50. All share and per share numbers in this report have been adjusted to give effect to our reverse split at a ratio of 1-for-50 effected on February 4, 2026.

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

In addition to a strong domestic market, demand has also been fueled by international buyers from California seeking affordable retirement alternatives. Redfin data show the median price of a California home, or the price at the midpoint of all sales, was $828,000 in October 2025, remaining essentially flat, with an insignificant decrease from $837,000 in October 2024.

Market Opportunity

For years, U.S. and Canadian retirees have flocked to Mexico as an alternative overseas retirement destination that was affordable, offered desirable weather and was close to their communities of origin in North America. These attributes have made Mexico the top overseas retirement destination for older Americans, resulting in a building boom that reached its peak during 2005 - 2006 and stretched from Playas de Tijuana-Rosarito and Los Cabos along the Baja California peninsula and from Puerto Peñasco, Sonora to Mazatlán, Sinaloa. In southern Mexico, the real estate focus has been on expanding the Cancún corridor to the Riviera Maya.

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

Employees

As of the date of this report, we have six employees, all of whom are full-time employees of the Company.

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

The Company has an accumulated deficit of $38.4 million as of December 31, 2025 and a net loss of $14.3 million for the year ended December 31, 2025. This deficit and loss may impact the future of the Company in many ways including, but not limited to, making it more difficult to borrow money, sell stock or to maintain a good trading price for our common stock.

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

Our capital requirements in connection with our development activities of our residential property’s operations have been and will continue to be significant. We may require additional funding for more than one year in order to continue development. construction of houses, infrastructure and marketing activities associated with our properties. There can be no assurances that additional funding in the future or our current cash position will be sufficient to fund any future plans to accelerate our commercialization efforts or that financing will be available in amounts or on terms acceptable to us, if at all.

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

Our relatively short period of operations history in the industry makes evaluating our business difficult.

We have a short period of time in terms of operational history in our industry. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

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

We may borrow money at variable interest rates in the future to finance operations. Increases in interest rates would increase our interest expense on our variable rate debt, which would adversely affect cash flow and our ability to service our debt and make distributions to our stockholders.

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

We have procured a $2,000,000 general liability insurance policy for our business. In addition, we procured a $1,000,000 executive and corporate securities liability policy. To the extent that we suffer a loss of a type which would exceed our limit, we could incur significant expenses in defending any action against us and in paying any claims that result from a settlement or judgment against us. Adverse publicity could result in a loss of consumer confidence in our business or our securities.

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

General economic conditions in Mexico, such as inflation, high energy prices, expensive telecommunication services, the scarcity of skilled labor, and the Mexican government’s inability to regulate these input markets may diminish Mexico’s comparative advantage and earning capacity in key industries such as real estate; additionally, weakening of the U.S. dollar versus the Mexican Peso and tax fluctuations in Mexico, may have an adverse impact on our business and financial results. The global economy in general and the economic conditions in Mexico remain uncertain. Weak economic conditions could result in lower demand for our properties, resulting in lower sales, earnings, and cash flows.

The value of our securities may be affected by the foreign exchange rate between U.S. dollars and the currency of Mexico.

The value of our common stock may be affected by the foreign exchange rate between U.S. dollars and the Mexican Peso, and between those currencies and other currencies in which our revenues, expenses, assets, and liabilities may be denominated. For example, to the extent that we need to convert the U.S. dollars into the Mexican Pesos for our operational needs, should the Mexican Peso appreciate against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert the Mexican Pesos into the U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Mexican Peso, the U.S. dollar equivalent of our earnings from our subsidiaries in Mexico would be reduced.

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

We may, in the future, issue additional shares of common stock, which would reduce investors’ percentage of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 250,000,000 shares of common stock. As of the date of this filing, we had 4,664,667 shares of common stock outstanding. Accordingly, we may issue approximately 245,335,333 additional shares of common stock subject to limitation on reserve amounts for other securities outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 2,010,000 shares of our preferred stock without further stockholder approval (including 200,000 shares that have been designated Series A, 1,000 shares that have been designated Series B, 15,000 shares that have been designated Series C, and 20,000 shares that have been designated Series D) (see “Description of Capital Stock”). As a result, our board of directors could authorize the issuance of a new series of preferred stock that would grant to holders of preferred stock the right to our assets upon liquidation, or the right to receive dividend payments before dividends are distributed to the holders of common stock. In addition, our board of directors could authorize the creation of a new series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

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

In the event of a cybersecurity incident, we have third-party consultants that could assist with incident response plans and protocols to minimize the impact and facilitate swift recovery. During the calendar year 2025, there have been no known reported cybersecurity incidents that have materially affected our operations or financial results.

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

Item 3. Legal Proceedings.

On April 8, 2025, CleanSpark, Inc. (“CleanSpark”) initiated a civil action against the Company in the United States District Court for the Southern District of California (Civil Action No. ‘25CV829 RBMMSB) (the “Action”), in which CleanSpark alleges that the Company had breached the Securities Purchase Agreement, dated October 31, 2019, by and through which CleanSpark purchased shares of Series B Preferred Stock from the Company. As of the date of this filing, the Company is in settlement discussions, which includes the redemption of the Series B Preferred Stock.

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

As of April 27, 2026, there were 879 holders of record of our common stock. As of such date, 4,664,667 shares of our common stock were issued and outstanding.

Market for Common Equity

Our common stock is quoted on the OTC Bulletin Board (“OTCQB”) under the symbol “ILAL”. The following table sets forth the high and low bid prices for our common stock for the two most recently completed fiscal years. Such prices are based on inter-dealer prices, without retail mark-up, markdown, or commission, and may not necessarily represent actual transactions.

Fiscal 2025	Low	High
First Quarter	$6.00	$9.50
Second Quarter	$7.00	$9.50
Third Quarter	$7.50	$17.50
Fourth Quarter	$7.00	$14.50

Fiscal 2024	Low	High
First Quarter	$1.50	$5.00
Second Quarter	$1.00	$4.00
Third Quarter	$2.00	$4.50
Fourth Quarter	$3.00	$6.00

Repurchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Part II of this Annual Report regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Transfer Agent

Dynamic Stock Transfer, Inc., located at 15233 Ventura Blvd., Suite 710, Sherman Oaks, CA 91403 is the registrar and transfer agent for our common stock.

Recent Sales of Unregistered Securities

Below is a list of securities sold by the Company in the past three years which were not registered under the Securities Act. All share and per share numbers in this registration statement have been adjusted to give effect to our reverse split at a ratio of 1-for-50 effected on February 4, 2026.

Common Stock Issued for Services.

During the year ended December 31, 2025, the Company issued 284,355 shares of common stock pursuant to consulting agreements for a total fair value of approximately $1,321,252.

During the year ended December 31, 2023, the Company issued 59,060 shares of common stock pursuant to consulting agreements for a total fair value of approximately $449,000.

Common Stock Issued for Cash.

During the year ended December 31, 2023, the Company issued 10,000 shares of common stock for $50,000 in cash proceeds.

Common Stock Issued for Warrant and Option Exercise.

During the year ended December 31, 2025, the Company issued 24,800 shares of common stock pursuant to the exercise of warrants.

During the year ended December 31, 2024, the Company issued 49,697 shares of common stock pursuant to the exercise of warrants. All other equity issuances during the year ended December 31, 2024 were non-cash.

During the year ended December 31, 2023, the Company issued 5,346 shares of common stock pursuant to a cashless exercise of warrants.

During the year ended December 31, 2023, the Company issued 28,200 shares of common stock pursuant to an exercise of warrants.

Common Stock Issued in Relation to Debt

During the year ended December 31, 2025, the Company issued 306,631 shares of common stock pursuant to the conversion of convertible notes and notes payable.

During the year ended December 31, 2025, the Company issued 9,900 commitment shares of common stock in connection with the issuance of convertible notes.

During the year ended December 31, 2023, the Company issued 178,569 shares of common stock pursuant to the conversion of convertible notes and notes payable.

Common Stock Issued for Business Acquisition

During the year ended December 31, 2023, the Company issued 400,000 shares of common stock pursuant to a business acquisition with a fair value of $1,800,000.

Series C Preferred Stock

On October 15, 2025, the Company issued 3,316 shares of Series C Preferred Stock to Bigger Capital Fund, LP in a private equity offering for $250,000.

During the year ended December 31, 2025, the Company converted 3,100 shares of Series C Preferred stock into 88,571 shares of common stock.

On June 2, 2023, the Company issued 3,100 shares of Series C Preferred Stock to Bigger Capital Fund, LP in a private equity offering for $310,000.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with issuance and sale of the securities described above. The persons who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There were no general solicitations in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing these securities will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. Other than H.C., Wainwright & Co., LLC, who is a registered broker/dealer, no commission was paid to any person in connection with the issuance or sale of these securities.

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

Item 6. [RESERVED]

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

The Company’s current portfolio includes residential, resort and commercial properties comprising the following projects:

■	Oasis Park Resort is a 497-acres master planned real estate community including 1,344 residential home sites, south of San Felipe, Baja California, which offers a 180-degree sea and mountain views. In addition to the residential lots, there is a planned boutique hotel, a spacious commercial center, and a nautical center. As of the date of this report, 85 of the 1,344 planned residential lots were pre-sold to initial shareholders. The Company has made significant progress on the project, which included the completion of the two-mile access road and the community entrance structure. The Company also started construction of the waterfront clubhouse, and model homes.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

■

Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCVD in exchange for $100,000 and 60,000 shares of the Company’s common stock, and such investment was initially recorded as an equity-method investment in the Company’s condensed consolidated financial statements. On January 3, 2023, the Company acquired the remaining 75% membership interest in RCVD for a contractual consideration of $13.5 million, paid through $8,900,000 secured convertible note, 400,000 shares of common stock and 660,000 common stock warrants. This transaction was recorded pursuant to ASC 805 Business Combinations.

In December 2025, the Company acquired an additional 300 acres of land for their RCVD location for a total consideration of $1.65 million. This purchase is subdivided into 7 parcels and consists of approximately 300 residential homesites, 12 existing tiny homes, and 2 completed homes.

Summary of key operational and financial events:

■	The Company has collected an aggregate amount of $312,175 from house construction at the Plaza Bajamar project, which was initially recorded and presented as contract liability in the consolidated balance sheets. However, the Company offset the balance with the additional cash funded for the construction of amenities at Bajamar, with the net balance presented as impairment loss in the consolidated statement of operations in the previous year. There were no collections during 2025.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our second fiscal quarter of 2026, as we continue to follow the necessary steps to complete this legal process.

Results of Operations for the year ended December 31, 2025, compared to the year ended December 31, 2024

	For the years ended
	December 31, 2025	December 31, 2024
Revenues and lease income	$2,434,413	$8,094,940

Cost of revenue	1,618,529	1,242,057

Gross profit	815,884	6,852,883

Operating expenses
Sales and marketing	848,140	866,607
Impairment loss	-	-
General and administrative expenses	7,129,788	1,864,249
Total operating expenses	7,977,928	2,730,857

Income (loss) from operations	(7,162,044)	4,122,027

Other income (expense)
Loss from conversion of debt to equity	(1,976,914)	-
Recapture of debt	228,950
Change in fair value derivative liability	(2,800,243)	338,311
Interest expense	(2,587,933)	(1,412,556)
Total other expense, net	(7,136,140)	(1,074,245)

Net income (loss)	$(14,298,184)	$3,047,782

Revenues

Revenue decreased by $5,660,527 to $2,434,413 for the year ended December 31, 2025, from $8,094,940 for the year ended December 31, 2024. The revenue recognized during the year ended December 31, 2025, includes real estate sales, interest from financed sales, financing fees, and components of home construction.

Cost of Revenues

Cost of revenue increased by $376,472 to $1,618,529 for the year ended December 31, 2025, from $1,242,057 for the year ended December 31, 2024. Cost of revenue includes land cost and related land improvements including infrastructure, construction and subdivision costs.

Operating Expenses

Operating expenses increased by $5,247,071 to $7,977,928 for the year ended December 31, 2025, from $2,730,857 for the year ended December 31, 2024.

Such increase mainly relates to a large increase in stock-based compensation expenses of $2,794,632 during 2025 which totaled $3,702,669 compared to $908,037 in the prior year. In addition, general and administrative increased for professional fees and other general and administrative expenses during 2025, due to the lack of capital available during the year ended December 31, 2024. Sales and marketing remained relatively flat, decreasing $18,468 during 2025, from the year ended December 31, 2024. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation.

Other expenses

Other expenses increased by $6,061,895 to $7,136,140 for the year ended December 31, 2025, from $1,074,245 during ended December 31, 2024. Such change is primarily due to the change in fair value of the Company’s derivative liability of $2,800,243 and loss on debt extinguishment of $1,976,914, with interest expense increasing $1,175,377 year over year.

Net Loss

As a result of the foregoing, the Company finished the year ended December 31, 2025, with net loss of $14,298,184, as compared to net income of $3,047,781 for the year ended December 31, 2024.

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

Capital Resources and Liquidity

Cash was $4,186 and $26,120 as of December 31, 2025 and 2024, respectively. As shown in the accompanying financial statements, we recorded loss of $14.3 million for year ended December 31, 2025. Our working capital deficit as of December 31, 2025, was $24.3 million. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

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

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2025, was $998,582 which resulted primarily due to net loss of $14,298,184, off-set by non-cash share-based compensation of $3,702,669, loss on debt conversion of $1,976,914, change in fair value of derivative liability of $2,800,243, and by a positive net change in assets and liabilities of $3,035,516.

Net cash flows used in operating activities for the year ended December 31, 2024, was $384,680 which resulted primarily due to net income of $3,047,781, non-cash share-based compensation of $908,037, depreciation of $87,250, and change in fair value of derivative liability of $338,311, offset by a negative net change in assets and liabilities of $4,089,436.

Investing Activities

Net cash flows used in investing activities was $3,101,938 for the year ended December 31, 2025. The funds were used for the development of the various projects and additional investment for land development, as well as an increase in long-term accounts receivable.

Net cash flows used in investing activities was $513,138 for the year ended December 31, 2024. The funds were used for the development of the various projects and additional investment for land development.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2025, was $4,078,586, primarily from cash proceeds from other loans of $1,497,217, cash proceeds from convertible notes of $4,297,100, cash proceeds from the issuance of Series C Preferred stock of $250,000, and cash proceeds from promissory notes of $100,000, primarily offset by cash payments on other loans of $1,751,465, dividends paid of $132,054, and cash payments on convertible notes of $329,414.

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

As a result of these activities, we experienced a decrease in cash of $21,934 for the year ended December 31, 2025. Our ability to continue as a going concern is dependent on our success in obtaining additional financing from investors or from the sale of our common shares.

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

Off-balance Sheet Arrangements

During the year ended December 31, 2025, we have not engaged in any off-balance sheet arrangements.

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

INTERNATIONAL LAND ALLIANCE, INC. INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors,

International Land Alliance, Inc.

San Diego, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Land Alliance, Inc. (the “Company”) as of December 31, 2025, and 2024 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are disclosed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

1.	Accounts Receivable – Allowance for Doubtful Accounts

The allowance for doubtful accounts was identified as a critical audit matter due to the significant judgment involved in estimating collectability of receivables. As of the balance sheet date, International Land Alliance, Inc. reported accounts receivable, net of allowance, of approximately $1.5 million. The estimation process involves subjective assumptions, including aging, historical collection trends, and customer-specific risks, particularly for financed sales and accounts with irregular payment patterns. Auditing this area required heightened auditor judgment and evaluation of estimation uncertainty and therefore involved especially challenging and subjective auditor procedures. Accordingly, we determined this matter to be a critical audit matter.

How the Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the Allowance for doubtful accounts included, the following:

●	Our audit procedures related to the Company’s allowance for expected credit losses (ECL) on accounts receivable included, among others:
●	Obtaining the accounts receivable aging and repayment schedules for financed sales and agreeing the total balances to the general ledger and trial balance to assess completeness and accuracy.
●	Testing the reconciliation of gross receivables, the allowance for expected credit losses, and net receivables to the underlying accounting records.
●	Evaluating customer payment histories and identifying accounts with delinquent or irregular payment patterns to assess the need for specific reserves, including full (100%) allowances where appropriate.
●	Assessing the reasonableness of management’s assumptions and methodology used in estimating the ECL allowance, including consideration of historical collection trends and relevant qualitative factors.
●	In addition, we independently recalculated the expected credit loss allowance and identified a material difference compared to management’s estimate. We proposed an audit adjustment (AJE) to correct the variance, which was reviewed and accepted by management and recorded in the financial statements.

2.	Revenues and Deferred revenues

Revenue recognition was identified as a critical audit matter due to the nature and timing of transactions and the subjectivity involved in cost estimation and evaluation of audit evidence. For the year ended, International Land Alliance, Inc. reported revenue of approximately $2.43 million from land sales and construction activities. While land sales require judgment in cutoff, construction revenue recognized over time involves estimation of total costs and progress toward completion. Based on discussions with management, the Company maintains a standardized arrangement with contractors, whereby construction costs are determined through informal agreements without separate formal cost estimation contracts, increasing estimation uncertainty. Accordingly, due to the audit effort and judgment involved, revenue recognition was determined to be a critical audit matter.

How the Matter Was Addressed in the Audit

Our audit procedures related to the recognition of revenue and deferred revenue included, the following:

●	We obtained an understanding of the Company’s revenue recognition processes and evaluated the design and implementation of relevant controls over contract review, cost estimation, and revenue recording.
●	We agreed the revenue schedule to the general ledger for completeness and accuracy and selected samples for substantive testing, including items above performance materiality and random selections.
●	For land sales, we inspected executed agreements and closing documentation to assess proper timing of revenue recognition.
●	For construction revenue, we reviewed contracts, invoices, and cost data to understand terms and evaluated the reasonableness of management’s cost estimates using supporting documentation and standardized cost metrics.
●	We independently recalculated percentage of completion under the cost-to-cost method using costs incurred relative to total estimated costs and agreed underlying data to the accounting records.
●	We reviewed progressive billings, traced transactions to the general ledger, results indicated revenue recognition was incorrect with differences identified. We proposed an audit adjustment (AJE) to correct the variance, which was reviewed and accepted by management and recorded in the financial statements.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

April 27, 2026

PCAOB ID Number 6797

9555 S. Eastern Ave, Suite 280 Las Vegas NV 89123  702.703.5979  www.bushandassociatescpas.com

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$4,186	$26,120
Accounts receivable, net	488,409	1,264,634
Prepaid and other current assets	115,138	255,516
Total current assets	607,733	1,546,270

Land	17,662,657	15,776,526
Buildings, net	1,616,117	1,833,021
Furniture and equipment, net	-	-
Other non-current assets	311,367	408,064
Long-term accounts receivable, net	1,019,829
Goodwill	11,118,187	11,118,187

Total assets	$32,335,890	$30,682,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,435,249	$1,141,338
Accounts payable and accrued liabilities related parties	2,164,515	326,947
Accrued interest	1,753,445	1,394,889
Deferred revenue	46,500	-
Contract liability	143,680	143,680
Escrow deposits	1,032,550	20,500
Derivative liability	2,961,379	161,136
Convertible notes, net of debt discounts	6,681,925	600,000
Convertible note RCVD acquisition	-	-
Promissory notes, net of debt discounts	513,532	432,762
Promissory notes, net discounts – Related Parties	586,567	347,374

Other loans	7,622,729	8,553,338
Total current liabilities	24,942,071	13,121,964

Convertible notes, net of current portion	-	2,502,000

Total liabilities	24,942,071	15,623,964

Commitments and Contingencies (Note 8)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500
Preferred Stock Series C (Temporary Equity)	331,523	310,000
Total Temporary Equity	625,023	603,500

Stockholders’ Equity

Preferred stock; $0.001 par value; 2,010,000 shares authorized; 117,000 Series A shares issued and outstanding as of December 31, 2025 and December 31, 2024	117	117
1,000 Series B shares issued and outstanding as of December 31, 2025 and December 31, 2024	1	1
3,316 Series C shares issued and outstanding as of December 31, 2025 and 3,100 issued and outstanding as of December 31, 2024	3	3
17,000 Series D shares issued and outstanding as of December 31, 2025 and December 31, 2024	17	17

Common stock; $0.001 par value; 250,000,000 shares authorized; 2,666,311 and 2,606,311 shares issued and outstanding as of December 31, 2025, respectively, and 1,952,054 and 1,892,054 shares issued and outstanding as of December 31, 2024, respectively	133,316	97,603
Additional paid-in capital	43,772,482	38,803,819
Common stock payable	1,582,000	-
Treasury stock (3,000,000 shares as of December 31, 2025 and December 31, 2024)	(300,000)	(300,000)
Accumulated deficit	(38,419,140)	(24,146,956)
Total stockholders’ equity	6,768,796	14,454,604

Total liabilities and stockholders’ equity	$32,335,890	$30,682,068

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended,
	December 31, 2025	December 31, 2024

Net revenues and lease income	$2,434,413	$8,094,940

Cost of revenues	1,618,529	1,242,057

Gross profit	815,884	6,852,883

Operating expenses
Sales and marketing	848,140	866,607
Impairment loss	-	-
General and administrative expenses	7,129,788	1,864,249
Total operating expenses	7,977,928	2,730,856

Income (loss) from operations	(7,162,044)	4,122,027

Other income (expense)
Loss from conversion of debt to equity	(1,976,914)	-
Other income	228,950	-
Change in fair value derivative liability	(2,800,243)	338,311
Interest expense	(2,587,933)	(1,412,556)
Total other expense, net	(7,136,140)	(1,074,245)

Net income (loss)	$(14,298,184)	$3,047,782

Preferred stock dividends	132,054	114,308

Net income (loss) applicable to common shareholders	$(14,430,238)	$2,933,474

Income (loss) per common share - basic and diluted	$(0.13)	$0.04

Weighted average common shares outstanding - basic and diluted	110,240,896	84,394,693

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Activity for the year Ended December 31, 2025

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Payable	Deficit	Equity
Balance, December 31, 2024	117,000	$117	1,000	$1	3,100	3	17,000	17	1,952,054	$97,603	(300,000)	$38,803,819	$-	$(24,146,956)	$14,454,604
Dividend on Series A Preferred	-	-	-	-	-	-	-	-	-	-	-	(24,500)	-	-	(24,500)
Dividend on Series D Preferred	-	-	-	-	-	-	-	-	-	-	-	(107,554)	-	-	(107,554)
Common shares issued for cash	-	-	-	-	-	-	-	-	-	-	-	-	25,000	-	25,000
Common shares issued pursuant to inducement agreement	-	-	-	-	-	-	-	-	9,900	495	-	82,255	-	-	82,750
Common stock issued for consulting services	-	-	-	-	-	-	-	-	284,355	14,218	-	1,307,318	-	-	1,321,536
Prior period adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	(56,582)	(56,582)
Common shares issued pursuant to employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	1,557,000	-	1,557,000
Common stock issued from debt conversion	-	-	-	-	-	-	-	-	306,631	15,332	-	3,488,336	-	-	3,503,668
Common shares issued for conversion of Series C Preferred Stock	-	-	-	-	(3,100)	(3)	-	-	88,571	4,429	-	305,574	-	-	310,000
Warrants Exercised Pursuant to Series C Preferred Stock	-	-	-	-	-	-	-	-	24,800	1,240	-	(1,240)	-	-	9,456,250
Series C Preferred Stock issued for cash	-	-	-	-	2,500	3	-	-	-	-	-	-	-	-	3
Deemed Dividend on Series C Preferred Stock	-	-	-	-	816	-	-	-	-	-	-	(81,526)	-	-	(81,526)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,298,184)	(14,298,184)
Balance, December 31, 2025	117,000	$117	1,000	$1	3,316	3	17,000	$17	2,666,311	$133,316	$(300,000)	$43,772,482	$-	$(38,419,140)	$6,768,796

Activity for the year Ended December 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Payable	Deficit	Deficit
Balance, December 31, 2023	28,000	$28	1,000	$1	3,100	3	17,000	17	1,593,163	$79,658	(300,000)	$28,476,622	$31,939	$(27,194,738)	$1,093,530
Dividend on Series C Preferred	-	-	-	-	-	-	-	-	7,747	387	-	(23,017)	-	-	(22,630)
Common stock issued for warrant exercise	-	-	-	-	-	-	-	-	49,697	2,485	-	(2,485)	-	-	-
Common shares issued pursuant to inducement agreement	-	-	-	-	-	-	-	-	10,000	500	-	12,000	-	-	12,500
Common shares issued pursuant to promissory notes	-	-	-	-	-	-	-	-	81,000	4,050	-	180,915	(31,939)	-	153,026
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	156,094	-	-	156,094
Common stock issued for consulting services	-	-	-	-	-	-	-	-	144,052	7,203	-	552,717	-	-	559,919
Common stock issued from debt conversion	-	-	-	-	-	-	-	-	24,476	1,224	-	47,902	-	-	49,126
Dividend on Series A Preferred	-	-	-	-	-	-	-	-	-	-	-	(333,511)	-	-	(333,511)
Series A Preferred shares issued for the conversion of related party debt	89,000	89	-	-	-	-	-	-	-	-	-	9,456,161	-	-	9,456,250
Settlement of derivative liability	-	-	-	-	-	-	-	-	-	-	-	282,518	-	-	282,518
Dividend paid on Series D Preferred Stock	-	-	-	-	-	-	-	-	41,920	2,096	-	(2,096)	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,047,782	3,047,782
Balance, December 31, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	1,952,054	$97,603	$(300,000)	$38,803,819	$-	$(24,146,956)	$14,454,604

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended,
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net income (loss)	$(14,298,184)	$3,047,782
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,702,669	908,037
Loss from extinguishment of debt	1,976,914	-
Fair value of commitment shares	82,740	-
Bad debt expense	241,962	-
Prior period adjustment	26,000	-
Non-cash interest expense	901,786	-
Depreciation expense	163,544	87,250
Excess fair value of derivative over carrying balance of debt	(228,477)	-
Change in fair value derivative	2,800,243	(338,311)
Amortization of debt discount	596,706	-
Changes in assets and liabilities
Accounts Receivable	730,241	387,452
Prepaid and other current assets	140,377	(238,702)
Other non-current assets	96,697	(165,229)
Accrued interest	358,556	722,577
Accounts payable and accrued liabilities	293,910	(290,337)
Accounts payable and accrued liabilities-related party	1,837,568	(34,276)
Deferred revenue	46,500	(4,521,222)
Escrow deposit liability	(468,334)	50,299
Net cash used in operating activities	(998,582)	(384,680)

Cash Flows from investing
Proceeds from disposal of fixed assets	-	-
Additions to long-term accounts receivable	(1,215,807)	-
Additional expenditures on land	(1,886,131)	(288,138)
Additions to Construction in Progress on land not owned	-	(225,000)
Net cash used in investing activities	(3,101,938)	(513,138)

Cash Flows from Financing Activities
Series D Preferred Stock dividends paid	(24,500)	-
Series A Preferred Stock dividends paid	(107,554)	-
Cash received for common stock payable	25,000	-
Dividends paid on Series C Preferred Stock	-	(91,677)
Series C Preferred Stock issued for cash	250,000	-
Cash proceeds from promissory notes – related party	141,432	242,875
Cash payments on promissory notes	(19,230)	(565,000)
Cash proceeds from convertible notes	4,297,100	456,130
Cash payments on convertible notes	(329,414)	-
Cash proceeds from promissory notes	100,000	75,000
Cash proceeds from other loans	1,497,217	666,363
Cash payments on other loans	(1,751,465)	-
Net cash provided by financing activities	4,078,586	783,691

Net increase (decrease) in cash	(21,934)	(114,127)

Cash, beginning of year	26,120	140,247

Cash, end of year	$4,186	$26,120

Supplemental disclosure of cash flow information
Cash paid for interest	$391,095	$254,912

Non-Cash investing and financing transactions
Dividend on Series A	$107,554	$333,511
Dividend on Series D	$24,500	$-
Dividend on Series C	$81,526	$22,630
Conversion of Series C Preferred Stock to Common Stock	$(305,574)	$-
Conversion of related party debt	$-	$-
Conversion of debt for common shares	$3,488,336	$49,126
Debt discount	$-	$169,498
Commitment shares issued with promissory notes	$82,255	$165,526

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

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

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues from its properties, raise capital or issue debt instruments. The Company has faced significant liquidity shortages as shown in the accompanying consolidated financial statements. As of December 31, 2025, the Company’s current liabilities exceeded its current assets by approximately $24.3 million. The Company has recorded a net loss of $14.3 million for the year ended December 31, 2025, and has an accumulated deficit of approximately $38.4 million as of December 31, 2025. Net cash used in operating activities for the year ended December 31, 2025, was approximately $1.0 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently raising additional capital through debt and equity financing in order to continue the funding of its operations, which may have the effect of diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales and house construction. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to December 31, 2025. The direct impact of these conditions is not fully known.

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

ILA Fund includes cash as its only assets with minimal expenses as of December 31, 2025. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has lots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of December 31, 2025. As of December 31, 2025, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations. All intercompany balances and transactions are eliminated in consolidation.

The Company’s consolidated subsidiaries were as follows as of December 31, 2025:

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025, and 2024.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of December 31, 2025:

	Fair Value Measurements at December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative liability	$-	$-	$2,961,379	$2,961,379
Total	$-	$-	$2,961,379	$2,961,379

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the year ended December 31, 2025:

Derivative
Liability
Balance December 31, 2024	$161,136

Change in estimated fair value	2,800,243
Settlement of derivative liability	-
Balance December 31, 2025	$2,961,379

Derivative Liability

As of December 31, 2025, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For Years Ending December 31,
	2025	2024

Expected term	1 month – 2 years	1 month – 1 year
Exercise price	5.00 - $33.50	1.50 - $6.50
Expected volatility	139% - 226%	126% - 174%
Expected dividends	None	None
Risk-free interest rate	4.74% - 5.46%	5.25% - 6.35%
Forfeitures	None	None

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

The Company recognized $2,434,413 and $8,094,940, respectively, of net revenue during the years ended December 31, 2025, and 2024.

Advertising Costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $848,140 and $866,607 for the years ended December 31, 2025, and 2024, respectively.

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

Securities that are excluded from the calculation of weighted average dilutive common shares, because their inclusion would have been antidilutive are:

	For the year ended December 31, 2025	For the year ended December 31, 2024

Options	60,000	-
Warrants	911,819	762,150
Total potentially dilutive shares	971,819	762,150

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2025.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during both years ended December 31, 2025 and 2024.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $887,662 and $0, at December 31, 2025 and 2024, respectively. Account receivables are written off when all collection attempts have failed.

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

NOTE 3 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of December 31, 2025, and 2024:

	Useful life	December 31, 2025	December 31, 2024
Land – Emerald Grove		$203,419	$203,419

Land – Rancho Costa Verde Development		$17,459,238	$15,573,107

Furniture & equipment, net	5 years	$-	$-

Building – Emerald Grove	20 years	2,648,378	2,674,471
Less: Accumulated depreciation		(1,032,261)	(844,127)

Building, net		$1,616,117	$1,833,021

Depreciation expense was approximately $163,545 and $87,250, for the years ended December 31, 2025, and 2024, respectively.

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

The construction contractor is also an entity controlled by our chairman of the board. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino was $0 as of December 31, 2025 and 2024. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 during a previous reporting period.

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

In November and December 2019, $250,000 was paid to the Company’s chairman of the board, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 as a down payment towards the acquisition of the land from Valdeland. As of December 31, 2025 and 2024, the Company has issued 5,000 shares of the Company’s common stock for total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land. The balance was fully impaired in a previous reporting period.

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

The balance of construction in process for Plaza Bajamar totaled $0 as of December 31, 2025 and 2024. The Company fully impaired the accumulated costs related to Plaza Bajamar in a previous reporting period, due to the uncertainty pertaining to title transfer for a total amount of $179,700.

Within the “restricted zone,” a foreigner can purchase the beneficial interest in real property through a bank trust or “fideicomiso.” Indeed, a bank trust must be used when acquiring property within the restricted zone. In this bank trust, the buyer of the property is designated as the “fideicomisario” or the beneficiary of the trust. While legal title is held by the bank, (specifically the trustee of the trust or the “fiduciario,”) the trustee must administer the property in accordance with the instructions of the buyer (the beneficiary of the trust). The property is not an asset of the bank, and the trustee is obligated to follow every lawful instruction given by the beneficiary to perform legal action. The Company has not yet established the bank trust, which is anticipated to occur before the end of the fiscal year 2026.

As of December 31, 2025, Valdeland sold six (6) house constructions on residential lots for an estimated price of $1.5 million, of which $0.5 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheets. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

Rancho Costa Verde Development (“RCVD”)

RCVD is a 1,000 acre, 1,200 lot master planned community in Baja, California, located few miles from the Company’s Oasis Park resort on the sea of Cortez. To date, RCVD has sold over 1,000 residential lots and built 55 single-family homes with approximately 30 under construction. This is in addition to a completed boutique hotel and clubhouse.

On December 16, 2025, the Company closed on the acquisition of 300 acres of land and structures located adjacent to the Company’s Rancho Costa Verde development for a total consideration of $1.65 million. This purchase is subdivided into 7 parcels and consists of approximately 300 residential homesites, 12 existing tiny homes, and 2 completed homes.

NOTE 4 – RELATED PARTY TRANSACTIONS

Chief Executive Officer – Frank Ingrande

In May 2021, the Company executed an employment agreement with Frank Ingrande.

The Company has not paid any salary to Frank Ingrande for the years ended December 31, 2025 and 2024. The Company has accrued $326,192 of compensation costs in relation to the employment agreement for the year ended December 31, 2025. The balance owed is $393,038 and $66,846 as of December 31, 2025 and 2024, respectively.

Frank Ingrande was the co-founder and owner of 33% of the Company’s equity-method investee RCVD. During the year ended December 31, 2023, the Company acquired the remaining 75% interest in RCVD, which became the Company’s wholly owned subsidiary as of January 2023.

On December 1, 2022, the Company issued 9,317 stock options under the 2022 Plan with a strike price of $10.00, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the year ended December 31, 2024. These shares have expired as of December 31, 2025.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with Jason Sunstein.

The Company has not paid any salary to Jason Sunstein for the years ended December 31, 2025 and 2024. The Company has accrued $326,192 of compensation costs in relation to the employment agreement for the year ended December 31, 2025. The balance owed is $393,038 and $66,846 as of December 31, 2025 and 2024, respectively.

On December 1, 2022, the Company issued 9,317 stock options under the 2022 Plan with a strike price of $10.00, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the year ended December 31, 2024. These shares have expired as of December 31, 2025.

Jason Sunstein is also the managing member of Six Twenty Management LLC, an entity that has been providing ongoing capital support to the Company.

Jason Sunstein also facilitated the Emerald Grove asset purchase.

Chairman of the Board – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with Roberto Valdes.

The Company has not paid any salary to Roberto Valdes for the years ended December 31, 2025 and 2024. The Company has accrued $326,192 of compensation costs in relation to the employment agreement for the year ended December 31, 2025. The balance owed is $393,038 and $66,846 as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company has funded an aggregate amount of 1.4 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by Roberto Valdes. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by Roberto Valdes (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed a land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”).

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

On December 1, 2022, the Company issued 9,317 stock options under the 2022 Plan with a strike price of $10.00, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. The Company recognized approximately $16,900 of stock-based compensation related to these stock options during the year ended December 31, 2024. These shares have expired as of December 31, 2025.

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

On January 1, 2023, the Company issued a convertible promissory note pursuant to the acquisition of RCVD for a total principal of $8,900,000, carrying a 5% coupon and maturing on September 30, 2024. The convertible note was payable in quarterly installment of $2,225,000 starting on March 31, 2023. The convertible note includes a twelve percent (12%) default interest rate. Although, this convertible promissory note payable is part of the consideration to the business combination in stages which is not deemed a related party transaction, the convertible promissory note payable is with a related party and deemed a related party convertible promissory note payable. During the year ended December 31, 2024, the Company converted the entire principal and interest balance of the promissory note into 89,000 Series A Preferred Shares.

Lisa Landau

Lisa Landau is the sister of Company CFO, Jason Sunstein, and she is also a shareholder who assists with some of the Company’s accounting function. From time to time, Ms. Landau has either paid certain costs on the Company’s behalf or provided funding to the Company to bridge the gap in our capital needs until another debt or equity funding can be closed. As of present the amounts due to Ms. Landau are approximately $590,000 as of December 31, 2025. We plan to reimburse Ms. Landau in 2026 as our major capital infusions take place in 2026.

R-MAC Properties, Inc. (“R-MAC”)

R-MAC is an international and domestic real estate sales and marketing firm that specializes in selling vacation homes in Baja, California. R-MAC is owned by Michael A. Cresci and Robert Rios, who are beneficial owners and Vice Presidents of the Company. R-MAC provided marketing and sales support services to the Company, which amounted to $822,940 and $938,940 during the years ended December 31, 2025 and 2024, respectively. Such costs are contained in marketing and sales commission expenses in the accompanying consolidated statements of operation.

NOTE 5 – PROMISSORY NOTES

Promissory notes consisted of the following at December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024

Cash Call note payable, due January 31, 2026	$24,785	$24,785
Elder note payable, 10% interest, due January 31, 2026	1,500	1,500
Elder note Payable, 15% interest, due January 31, 2026	76,477	76,477
Griffith note Payable, 15% interest, due January 31, 2026	250,000	250,000
Banker note Payable, 15% interest, due January 31, 2026	23,270	42,500
Robles note Payable, 10% interest, due January 31, 2026	37,500	37,500
Kitchner note payable, 15% interest, due January 2026	100,000	-
Total Notes Payable	$513,532	$432,762
Less discounts	-	-

Total Promissory notes, net of discount	513,532	432,762

Less current portion	(513,532)	(432,762)

Total Promissory notes, net of discount - long term	$-	$-

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of December 31, 2023. There was no activity during the years ended December 31, 2025 and 2024.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. No payment was made under this settlement agreement during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the remaining principal balance was $24,785, respectively. The Company has not incurred any interest expense related to this promissory note during the year ended December 31, 2025 due to the agreed upon settlement amount.

Christopher Elder

On December 15, 2020, the Company entered into a promissory note pursuant to which the Company borrowed $126,477. Interest under the promissory note in default is 18%, and the principal and all accrued but unpaid interest is due upon maturity.

There was no activity during the years ended December 31, 2025 and 2024, respectively. The remaining principal balance was $76,477 as of both years ended December 31, 2025 and 2024.

The Company incurred approximately $11,472 of interest during the years ended December 31, 2025 and 2024, respectively. Accrued interest was $57,915 and $46,443 as of December 31, 2025 and 2024, respectively.

Bobbie Allen Griffith

On September 5, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $215,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest is due upon maturity.

The Company repaid the note in full during the year ended December 31, 2023. During the year ended December 31, 2024, the Company was advanced another $250,000, with interest on the new borrowing at 20% per annum. As of both December 31, 2025 and 2024, the remaining principal balance was $250,000.

The Company incurred approximately $82,250 and $50,000 of interest during the years ended December 31, 2025 and 2024, respectively. Accrued interest was $132,250 and $82,250 as of December 31, 2025 and 2024, respectively.

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

The Company incurred approximately $21,000 and $22,500 of interest during the years ended December 31, 2025 and 2024, respectively. Accrued interest was approximately $66,000 and $45,000 as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the remaining principal balance was $23,270 and $42,500, respectively.

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

The Company incurred approximately $3,750 and $7,500 of interest during the years ended December 31, 2025 and 2024, respectively. Accrued interest was $18,750 and $15,000 as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the remaining principal balance was $37,500.

The Company initially recognized a debt discount and stock payable on this note of $5,393 as of December 31, 2023. The Company incurred amortization expense of debt discount on the note of $5,393 during the year ended December 31, 2023.

John Kitchner

On January 31, 2025, the Company entered into a promissory note pursuant to which the Company borrowed $100,000. Interest under the promissory note is 15% with a three-month maturity term. The note was due on May 1, 2025, and carried an effective interest rate of 60% per annum.

The Company incurred approximately $78,000 of interest expense during the year ended December 31, 2025. Accrued interest was $78,000 as of December 31, 2025. As of December 31, 2025, the remaining principal balance was $100,000.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Mast Hill convertible note, 16% interest, due December 2025	-	250,000
Blue Lake convertible note, 16% interest, due December 2025	-	250,000
Quick Capital note #1, 12% interest, due December 2025	-	-
Quick Capital note #2, 12% interest, due April 2026	155,556	-
Quick Capital note #3, 12% interest, due May 2026	31,111	-
Lendspark Corporation note, due March 2026	111,110	-
Vista Capital note #1, 12% interest, due March 2026	-	-
Vista Capital note #2, 12% interest, due September 2026	110,000	-
Auctus Fund note, 12% interest, due August 2026	250,000	-
CFI Capital note, 6% interest, due September 2026	150,000	-
Jefferson Street note, 10% interest, due September 2026	137,500	-
Crom Structured Fund note, 10% interest, due September 2026	137,500	-
Mast convertible note, Tranche 1, due November 2026	3,573,333
Mast convertible note, Emerald Grove, due December 2026	2,752,509	2,780,000
Cobra convertible note, 20% interest, due January 2026	75,000	125,000

Total convertible notes	$7,483,619	$3,405,000
Less discounts	(801,694)	(303,000)

Total convertible notes, net of discount	6,681,925	3,102,000

Less current portion	(6,681,925)	(600,000)

Total convertible notes, net of discount - long term	$-	$2,502,000

Mast Hill Fund, L.P (“Mast note”)

On March 23, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. The interest rate under the convertible promissory note in default is 16%, and the principal and all accrued but unpaid interest are due on March 23, 2023 but have been extended until the third quarter of 2025. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022.

Additionally, as an incentive to the note holder, the securities purchase agreement also provided for the issuance of 4,500 shares of common stock with fair value of approximately $101,000, which were fully earned at issuance, and 6,875 warrants to purchase an equivalent number of shares of common stock at an exercise price of $40.00 and a term of five years. The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at a fixed conversion price of $17.50, subject to standard anti-dilutive rights and down round protection. The conversion price of the convertible debt and the strike price of the warrants should be adjusted to the new effective conversion price following subsequent dilutive issuances.

The Company initially recognized $219,832 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of both December 31, 2025 and 2024.

During the year ended December 31, 2023, the Company converted approximately $133,096 of interest and premium into 33,297 shares of common stock.

During the year ended December 31, 2025, the Company converted the entire remaining principal owed to Mast Hill Fund, plus default interest in the amount of $26,307, into 63,293 common shares of the Company’s stock using the conversion price of $3.00. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the year ended December 31, 2025. The principal balance owed to Mast Hill Fund was $- and $250,000 as of December 31, 2025 and 2024, respectively.

Blue Lake Partners LLC (“Blue Lake note”)

On March 28, 2022, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $211,250, net of issuance costs of $13,750 and original issuance discount of $25,000. The interest rate under the convertible promissory note in default is 16%, and the principal and all accrued but unpaid interest were due on March 28, 2023. The note requires eight (8) mandatory monthly installments of $35,000 starting in July 2022. Additionally, as an incentive to the note holder, the securities purchase agreement provided for the issuance of 4,500 shares of common stock with fair value of approximately $101,000, which were fully earned at issuance, and 6,875 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $40.00 and a term of five years.

The note is convertible upon an event of default at the noteholder’s option into shares of our common stock at a fixed conversion price of $17.50, subject to standard anti-dilutive rights and down round provisions. With the issuance of a variable rate transaction with any new investor, the conversion price of the convertible debt and the strike price of the warrants should be adjusted down to the new effective conversion price.

The Company initially recognized $219,607 of debt discount resulting from the original issue discount, the deferred financing costs, the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount was $0 as of both December 31, 2025 and 2024.

During the year ended December 31, 2025, the Company converted the entire remaining principal owed to Blue Lake, plus accrued interest for a total amount of $175,809, into 50,231 common shares of the Company’s stock using the conversion price of $3.50. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the year ended December 31, 2025. The principal balance owed on the Blue Lake note was $- and $250,000 as of December 31, 2025 and 2024, respectively.

Mast Emerald Grove convertible note payable (“Mast Emerald Grove note”)

In December 2024, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $3,127,500 for net proceeds of $2,502,000, net of issuance costs of $625,500. Interest under the convertible promissory note is 12% per year and a default coupon of 16%.

The maturity date of the note is December 17, 2026. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price.

The Company initially recognized $625,500 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $329,114 and $0 through interest expenses during the years ended December 31, 2025 and 2024, respectively. The balance of the unamortized debt discount was $296,386 and $625,500 as of December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company converted $703,907 into 127,983 common shares of the Company’s stock using a conversion price of $5.50. The converted debt amount consisted of $373,241 of note balance principal, $328,916 of accrued interest and $1,750 in legal fees. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the year ended December 31, 2025. The principal balance owed on the Mast Emerald Grove note was $2,456,123 and $2,502,000 as of December 31, 2025 and 2024, respectively.

Mast Hill LP Convertible Note – Tranche 1 (“Mast Tranche 1”)

In November 2025, the Company issued a convertible promissory note, Tranche 1, pursuant to which it borrowed gross proceeds of $3,573,333 for net proceeds of $3,051,000, net of issuance costs of $522,333. Interest under the convertible promissory note is 12% per year and a default coupon of 16%.

The maturity date of the note is November 17, 2026. At any time after issuance, the note is convertible into shares of our common stock at the greater of a fixed conversion rate or discount to the market price.

The Company initially recognized $522,333 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $94,344 through interest expenses during the year ended December 31, 2025. The balance of the unamortized debt discount was $427,989 as of December 31, 2025.

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

The Company initially recognized $25,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $25,000 through interest expenses during the year ended December 31, 2025. The balance of the unamortized debt discount was $0 and $25,000 as of December 31, 2025 and 2024, respectively.

The balance of the Cobra convertible note was $75,000 and $100,000 as of December 31, 2025 and 2024, respectively.

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

The principal amount of the Notes (together with accrued interest) mature nine (9) months from issuance. The Notes bear a guaranteed interest at a rate of 12%. Upon an event of a default under a Note (as more fully described in the Notes), the Notes shall accrue interest at annual rate of the lesser of 24% or maximum rate allowed by law. The Note issued in March (Quick Capital Note 1) is due on December 13, 2025, and has total aggregate repayments due of $280,000. The Note issued in July (Quick Capital Note 2) is due on April 16, 2026, and has total aggregate repayments due of $174,222. The Note issued in August (Quick Capital Note 3) is due on May 18, 2026, and has total aggregate repayments due of $34,844.

The Notes are convertible at the holder’s option at any time after 180 days from issuance or upon event of default, into shares of the Company’s Common Stock at a conversion price equal to $5.50 per share, or in the case of event of default, at a price equal to the lower of $5.50 or 65% of the lowest trading price for the proceeding 20 days prior to conversion. Additionally, as an incentive to Quick Capital, the Notes contain securities purchase agreements which provided for the issuance of 9,900 shares of common stock with a fair value of approximately $83,000, which were fully earned at issuance, and 33,333 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $7.50 and a term of five years.

During October and November 2025, the Company converted the entire principal and accrued interest balance on Quick Capital Note 1 for a total amount of $176,658, into 40,484 common shares of the Company’s stock using the conversion prices of $4.75 and $4.25. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the year ended December 31, 2025.

The balance owed to Quick Capital on Note 2 and Note 3 was $175,576 as of December 31, 2025.

The Company initially recognized $89,567 of debt discount resulting from the original issue discounts, the deferred financing costs, and the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount on the outstanding Notes was $11,100 as of December 31, 2025.

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

The Lendspark Note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $5.00 per share.

The Company initially recognized $40,000 of debt discount resulting from the original issue discount. The Company amortized $28,000 through interest expenses during the year ended December 31, 2025. The balance of the unamortized debt discount was $12,000 as of December 31, 2025. Interest expense charged to the Lendspark Note, including the amortization of discount amounted to $63,114 during the year ended December 31, 2025.

The balance of the Lendspark Note was $100,891 as of December 31, 2025.

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

Vista Capital Investments, LLC (“Vista Capital Notes”)

Vista Capital Note #1

On March 11, 2025, the Company issued Vista Capital a convertible promissory note, pursuant to which it borrowed gross proceeds of $110,000 for net proceeds of $94,000, net of issuance costs of $16,000. The note contains a one-time interest charge of 12%, due at maturity. The principal amount of the note, together with the interest is due twelve (12) months from issuance. Upon an event of a default (as more fully described in the Vista Capital Note #1), the outstanding balance shall immediately increase to 125% of the outstanding balance immediately prior to the occurrence of the event of default

The note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $17.50 per share. Additionally, as an incentive to the holder, the note contains a securities purchase agreement which provided for the issuance of 3,056 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $40.00 and a term of five years.

During the fourth quarter of 2025, the Company converted the entire principal and accrued interest balance on Vista Capital Note 1 for a total amount of $123,200, into 24,640 common shares of the Company’s stock using the conversion price of $5.00. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the year ended December 31, 2025.

The Company initially recognized $16,000 of debt discount resulting from the original issue discount and deferred financing costs, which was fully amortized through interest expenses during the year ended December 31, 2025.

Interest expenses, including the amortization of discount amounted to $29,200 during the year ended December 31, 2025.

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

The note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $5.00 per share. Additionally, as an incentive to the holder, the note contains a securities purchase agreement which provided for the issuance of 3,000 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $50.00 and a term of five years.

The Company initially recognized $16,000 of debt discount resulting from the original issue discount and deferred financing costs. The Company amortized $4,000 through interest expenses during the year ended December 31, 2025. The balance of the unamortized debt discount was $12,000 as of December 31, 2025. Interest expenses, including the amortization of discount amounted to $17,200 during the year ended December 31, 2025.

The balance of the Vista Capital Note #2 was $98,000 as of December 31, 2025.

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

The Auctus Note is convertible at the holder’s option at any time after 90 days from issuance, into shares of the Company’s Common Stock at a conversion price equal to $5.00 per share, or at 75% of the volume-weighted average price during the five trading days immediately preceding the conversion date. Additionally, as an incentive to the holder, the Auctus Note contains a securities purchase agreement which provided for the issuance of 10,000 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $12.50 and a term of five years.

The Company initially recognized $9,000 of debt discount resulting from the deferred financing and legal costs. The Company amortized $4,000 through interest expenses during the year ended December 31, 2025. The balance of the unamortized debt discount was $5,000 as of December 31, 2025. Interest expenses, including the amortization of discount amounted to $16,000 during the year ended December 31, 2025.

The balance of the Auctus Note was $245,000 as of December 31, 2025.

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

The Company initially recognized $20,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $7,000 through interest expenses during the year ended December 31, 2025. The balance of the unamortized debt discount was $13,000 as of December 31, 2025. Interest expenses, including the amortization of discount amounted to $9,700 during the year ended December 31, 2025.

The balance of the CFI Capital Note was $137,000 as of December 31, 2025.

Jefferson Street Capital, LLC (“Jefferson Note”)

On September 24, 2025, the Company issued a promissory note with a convertible feature, pursuant to which it borrowed gross proceeds of $137,500 for net proceeds of $120,000, net of issue discount and legal fees of $17,500. Interest under the Jefferson Note is 10% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, on September 24, 2026. Upon an event of a default (as more fully described in the Jefferson Note), the Jefferson Note shall accrue interest at annual rate of the lesser of 18% or maximum rate allowed by law.

The Jefferson Note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $7.50 per share, or at 75% of the lowest trading price for the proceeding 15 days prior to conversion. Additionally, as an incentive to the holder, the Jefferson Note contains a securities purchase agreement which provided for the issuance of 9,167 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $15.00 and a term of five years.

The Company initially recognized $17,500 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $4,500 through interest expenses during the year ended December 31, 2025. The balance of the unamortized debt discount was $13,000 as of December 31, 2025. Interest expenses, including the amortization of discount amounted to $18,250 during the year ended December 31, 2025.

The balance of the Jefferson Note was $124,500 as of December 31, 2025.

Crom Structured Opportunities Fund I, LP (“Crom Note”)

On September 24, 2025, the Company issued a promissory note with a convertible feature, pursuant to which it borrowed gross proceeds of $137,500 for net proceeds of $120,000, net of issue discount and legal fees of $17,500. Interest under the Crom Note is 10% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, on September 24, 2026. Upon an event of a default (as more fully described in the Crom Note), the Crom Note shall accrue interest at annual rate of the lesser of 18% or maximum rate allowed by law.

The Crom Note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $7.50 per share, or at 75% of the lowest trading price for the proceeding 15 days prior to conversion. Additionally, as an incentive to the holder, the Crom Note contains a securities purchase agreement which provided for the issuance of 9,167 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $15.00 and a term of five years.

The Company initially recognized $17,500 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $4,500 through interest expenses during the year ended December 31, 2025. The balance of the unamortized debt discount was $13,000 as of December 31, 2025. Interest expenses, including the amortization of discount amounted to $18,250 during the year ended December 31, 2025.

The balance of the Crom Note was $124,500 as of December 31, 2025.

NOTE 7 – PROMISSORY NOTES – RELATED PARTIES

Related party promissory notes consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Lisa Landau – On demand	586,567	347,374
Total related party promissory notes, current	$586,567	$347,374

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. During the years ended December 31, 2025 and 2024, Ms. Landau advanced funds to the Company for general corporate expenses and paid directly towards certain promissory notes.

The balance owed was $586,567 and $347,374 as of December 31, 2025 and 2024, respectively. The advances are due on demand and accrue interest at 20% per annum.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Land purchase- Plaza Bajamar.

During 2019, the Company entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our chairman of the board Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 5,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of December 31, 2025 and 2024, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $995,747 has been paid, leaving a firm commitment of approximately $560,250 as of both December 31, 2025 and 2024.

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

The Company has fully impaired the carrying balance of its account receivable owed by IntegraGreen in a prior reporting period.

Oasis Park Resort construction budget

During 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. The contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of December 31, 2025 and 2024.

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity at December 31, 2025, consisted of 250,000,000 authorized common shares and 2,010,000 authorized preferred shares, all with a par value of $0.001 per share. As of December 31, 2025, there were 2,666,311 shares issued and 2,606,311 shares outstanding. As of December 31, 2024, there were 1,952,054 shares issued and 1,892,054 shares outstanding.

As of December 31, 2025, there were 117,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,316 shares of Series C Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

As of December 31, 2024, there were 117,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,100 shares of Series C Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

Equity Incentive Plans

2024 Equity Incentive Plan

On November 29, 2024, the Company’s board of directors approved the 2024 equity incentive plan (the “2024 Plan”). The 2024 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 300,000 shares of the Company’s common stock for issuance under the 2024 Plan. The Company had 60,000 options issued and outstanding under the 2024 Plan as of December 31, 2025.

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 100,000 shares of the Company’s common stock to be available under the 2022 Plan. The Company had 43,000 options issued and outstanding as of December 31, 2025 and 2024.

2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company had reserved a total of 60,000 shares of the Company’s common stock to be available under the 2020 Plan. The Company had no options issued and outstanding under the 2020 Plan as of December 31, 2025.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. The Company has reserved a total of 60,000 shares of the Company’s common stock to be available under the 2019 Plan. The Company has a total of 43,000 options issued and outstanding under the 2019 Plan as of December 31, 2025 and 2024.

Activity during the year ended December 31, 2025

During the year ended December 31, 2025, the Company issued 284,355 shares of common stock pursuant to consulting agreements.

During the year ended December 31, 2025, the Company issued 306,631 shares of common stock pursuant to the conversion of convertible notes payable.

During the year ended December 31, 2025, the Company issued 24,800 shares of common stock pursuant to the exercise of warrants.

During the year ended December 31, 2025, the Company issued 9,900 shares of common stock pursuant to an inducement agreement on convertible notes.

During the year ended December 31, 2025, the Company issued 88,571 shares of common stock pursuant to a conversion of Series C Preferred Stock.

Activity during the year ended December 31, 2024

During the year ended December 31, 2024, the Company issued 154,052 shares of common stock pursuant to consulting agreements for a total fair value of approximately $559,919.

During the year ended December 31, 2024, the Company issued 24,476 shares of common stock pursuant to the conversion of convertible notes payable.

During the year ended December 31, 2024, the Company issued 49,697 shares of common stock pursuant to an exercise of warrants.

During the year ended December 31, 2024, the Company issued 91,000 shares of common stock pursuant to a promissory note agreement. The shares were valued at $197,415.

During the year ended December 31, 2024, the Company issued 7,747 shares of common stock pursuant to a stock dividend arrangement for Series C Preferred Stock.

During the year ended December 31, 2024, the Company issued 41,920 shares of common stock pursuant to a stock dividend arrangement for Series D Preferred Stock.

Preferred Stock

During 2019, the Company authorized and issued 1,000 shares of Series B Preferred Stock (“Series B”) and 7,000 shares of common stock to CleanSpark Inc. in a private equity offering for $500,000. Management determined that the Series B should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2022, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of December 31, 2022, and 2021, Management recorded the value attributable to the Series B of $293,500 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature, since the instrument reached maturity during the year ended December 31, 2020. The Company recognized such BCF as a discount on the convertible preferred stock. The amortization of the discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend that reduced net income in arriving at income available to common stockholders. The holder can convert the Series B into shares of common stock at a discount of 35% to the market price.

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized $1,212,822 and $1,022,822 of deemed dividends on Series B as of December 31, 2025 and 2024, respectively. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by10% per annum upon each occurrence of an event of default. In addition, the SPA further states that the conversion price initially set at a discount of 35% to the market price should be further increased by an additional 10% upon each occurrence of an event of default. At the date of their Annual Report, CleanSpark claims that the Company was in default in three instances triggering further discount to the market price for the conversion feature and additional accrual rate. Management has recorded for this additional default and interest expense as noted in the previous paragraph. The Company has not been served with any notice of default stating the specific default events but will continue to accrue the additional default interest until the matter is resolved. As of the date of the filing of this Annual Report, the parties are cooperating to resolve this matter. The Company did not issue any shares of Series B preferred stock during the years ended December 31, 2025 and 2024.

During the year ended December 31, 2024, the Company issued 89,000 shares of Series A preferred stock pursuant to the conversion of the note payable to IRED for $8,900,000. The total principal balance along with accrued interest of $556,250 has been converted. The Company did not issue any shares of Series A preferred stock during the year ended December 31, 2025.

On September 2, 2023, the Company authorized and issued 10,000 and 3,100 shares, respectively, of Series C Preferred Stock (“Series C”) to Bigger Capital Fund, LP in a private equity offering for $310,000. Management determined that the Series C should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2024, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of December 31, 2024, Company management recorded the value attributable to the Series C of $310,000 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature. The Company recognized such BCF as a discount on the convertible preferred stock. The discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend. The holder can convert the Series C into shares of common stock at a variable discount to the market price.

The terms and conditions of the Series C include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series C. The Company recognized a deemed dividend of $60,003 based on a discount to the purchase price on the Series C during the year ended December 31, 2023. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets. During the year ended December 31, 2024, the Company issued 1,897 shares of common stock pursuant to the stock dividend terms in the agreement.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by 8% per annum upon each occurrence of an event of default.

Concurrently with this SPA, the Company entered into a Warrant Inducement Agreement (“Inducement”). Previously, on July 26, 2021, the Company entered into a Warrant Purchase Agreement with Bigger Capital Fund, LP where the Company issued common stock purchase warrants at an exercise price of $34.00 (the “Existing Warrants”). As further consideration for Bigger Capital Fund, LP agreeing to enter in the Series C Preferred Stock Securities Purchase Agreement (the “New Purchase Agreement”), the Company offered an additional 24,800 Warrant Shares, and (b) a reduction of the exercise price of the Existing Warrants to $3.50 per Warrant Share. As such, upon accepting this offer, the terms to the Existing Warrant issued pursuant to the Inducement have been amended and restated to refer to 54,800 Warrant Shares in the aggregate and all Existing Warrants issued pursuant to the Inducement will have an updated exercise price per share of $3.50.

On July 29, 2025, Bigger Capital Fund, LP exercised the 24,800 Warrants and converted their 3,100 shares of Series C preferred stock purchased for $310,000 into 88,571 shares of the Company’s common stock, using the conversion price of $3.50 per share.

On October 6, 2025, the Company issued 3,316 shares of Series C to Bigger Capital Fund, LP in a private equity offering for $331,523, comprised of $250,000 in cash received and $81,526 of a deemed dividend on the prior Series C Stock offering. Management determined that the Series C should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2025, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of December 31, 2025, Company management recorded the value attributable to the Series C of $331,523 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature. The Company recognized such BCF as a discount on the convertible preferred stock. The discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend. The holder can convert the Series C into shares of common stock at a variable discount to the market price. The terms and conditions of the Series C include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series C.

The Company recognized a deemed dividend of $81,526 based on a discount to the purchase price on the Series C during the year ended December 31, 2025. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

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

During the year ended December 31, 2023, the Company converted $1,414,338 of principal and $171,825 of interest payable due to Six Twenty Management LLC into 17,000 shares of Series D Convertible Preferred Stock. During the year ended December 31, 2025, the Company paid a dividend of $24,500 on the Series D Preferred Stock. There was no activity during the year ended December 31, 2024.

Stock Options

A summary of the Company’s option activity during the years ended December 31, 2025 and 2024, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2024	-	$-	-
Granted	60,000	7.50	9.25
Exercised	-	-	-
Forfeit/Canceled	-	-	-
Outstanding at December 31, 2025	60,000	$7.50	9.25

Exercisable at December 31, 2025	60,000

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2023	120,000	$17.00	3.14
Granted	-	-	-
Exercised	-	-	-
Forfeit/Canceled	(120,000)	-	-
Outstanding at December 31, 2024	-	$-	-

Exercisable at December 31, 2024	-

Options outstanding as of December 31, 2025 and 2024, had aggregate intrinsic value of $0, respectively. At December 31, 2025, the total deferred share-based compensation has been fully recognized.

The Company measured equity-based compensation using the Black-Scholes option valuation model using the following assumptions as of December 31, 2025 and 2024:

Expected term	0.50-1.00 years
Strike price	$0.00 – 0.20
Expected volatility	148%-275%
Expected dividends	None
Risk-free interest rate	0.34% - 0.85%
Forfeitures	None

Warrants

A summary of the Company’s warrant activity during the years ended December 31, 2025 and 2024, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2024	762,150	$8.00	3.17
Granted	174,469	26.00	7.87
Exercised	(24,800)	5.00	-
Forfeited-Canceled	-	-	-
Outstanding at December 31, 2025	911,819	$11.40	3.26

Exercisable at December 31, 2025	911,819

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)

Outstanding at December 31, 2023	762,150	$8.00	4.17
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at December 31, 2024	762,150	$8.00	3.17

Exercisable at December 31, 2024	762,150

The aggregate intrinsic value as of December 31, 2025 and 2024, was $0, respectively.

The Company used the following assumptions to value the warrants issued during the years ended December 31, 2025 and 2024:

Warrants

Risk free rate	3.94%
Market price per share	$0.09
Life of instrument in years	5 years
Volatility	162%
Dividend yield	0%

NOTE 10 – INCOME TAX

As of December 31, 2025 and 2024, the Company had gross federal net operating loss carryforwards of approximately $37.4 million and $24.1 million, respectively. Management expects the limitation placed on the federal net operating loss carryforwards prior to the ownership change will likely expire unused. As of December 31, 2025, all tax years are open for examination by the taxing authorities.

Due to the enactment of the Tax Reform Act of 2017, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report and has not identified any recordable or disclosable events, other than the following.

On January 29, 2026, the Company filed a Form 8-K and entered into Amendment #1 of the Mast Hill Note dated November 17, 2026, for purposes of amending the original SPA warrant language. Pursuant to the Amendment filed on January 29, 2026, for each Tranche closed under the Mast Hill Note, the Company shall issue a common stock purchase warrant to purchase a number of shares of Common Stock determined by the following formula: 100% of the principal amount of such Tranche divided by $0.6695 (the “Initial Exercise Price”, which is subject to appropriate adjustments for any stock dividend, stock split, stock combination, rights offerings, reclassification or similar transaction that proportionately decreases or increases the Common Stock) (collectively, the “Warrants”). Each of the Warrants shall initially be exercisable at an exercise price equal to the Initial Exercise Price.”

On January 30, 2026, we filed with the Wyoming Secretary of State an Articles of Amendment to our Articles of Incorporation to effect the reverse stock split of all outstanding shares of our common stock at a ratio of 1-for-50. All share and per share numbers in this prospectus have been adjusted to give effect to our reverse split at a ratio of 1-for-50 effected on February 4, 2026.

During January and February 2026, the Company converted $121,333 of principal and $18,667 of accrued interest on Quick Capital Note 2, into 29,476 common shares of the Company’s stock using the conversion prices of $5.00 and $4.50.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2025. This evaluation was carried out under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with limited personnel:

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

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

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

Name	Age	Position
Frank Ingrande	63	Chief Executive Officer and President
Jason Sunstein	54	Chief Financial Officer and Director
Roberto Jesus Valdes	57	Chairman of the Board
Jeffrey S. Healy	64	Director
Lori Love	44	Director
Curt J. Welker	68	Director

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

Jeffrey S. Healy

Mr. Healy has been one of our directors since February 2026. Mr. Healy has been a high-level partner and executive in the resort, hospitality and vacation ownership industry for over 25 years, specializing in international developments. Beginning in 1983, Mr. Healy practiced as a CPA and executive with KPMG Peat Marwick for 9 years. In 1993, Mr. Healy was hired as the Executive Director and CFO for The Villa Group (Villa del Palmar, Villa La Estancia and Garza Blanca Resorts). During that time, Mr. Healy lived in Mexico and oversaw all financial, operational and administrative functions of their resort group and Vacation Club, with various hotels and timeshare resorts in Puerto Vallarta and Cabo San Lucas. Mr. Healy was also very involved in the evolution of the Villa La Estancia brand, one of the most successful fractional projects developed to date.

In mid-1998, Mr. Healy became a partner in a resort services company, ResortCom International. In this role, Mr. Healy was the CEO/President of ResortCom for the next 13 years. Mr. Healy ran this operation, along with his partner, John Small, who had many years of experience running top luxury hotels all over the world. ResortCom provides financial services, reservations and travel call center services, Vacation Club Management and Administration, resort management and marketing and lead generation marketing for the shared ownership industry (both timeshare and luxury fractional). ResortCom also developed one of the most advanced and complete technology and software operating systems for the industry to date. ResortCom has over 85 resort clients located in the US and internationally, with most in Latin America.

In 2011, Mr. Healy entered into the joint venture, called Club Tesoro Resorts, LLC, with Steadfast Companies, a $5 billion real estate investment company in Irvine, California, to create one of the most current and consumer desired vacation ownership programs in the market within their hospitality division. Mr. Healy was the Managing Director for Club Tesoro Resorts through September 2017.

Since 2004, Mr. Healy has also been a minority partner in PDS Resorts. The group has owned and managed various hotels in Mexico. In addition, the group has run very successful vacation club membership programs within those properties. Since 2017, Mr. Healy has been active in the Executive Committee for their current hotel (Costa Sur Resort). Most recently, Mr. Healy purchased BLC Enterprises, Inc., which is a boutique resorts financial services and reservations company. It services a large vacation club and resort based in Nuevo Vallarta (Paradise Village). In addition, BLC has recently entered into a Marketing partnership with Trinity Resort Services, and an agreement to eventually combine the two companies. Trinity is another resorts financial and reservations services company.

We believe that Mr. Healy is well qualified to serve as our director because of his extensive career in resort and hospitality, as well as experience with start-up ventures.

Lori Love

Ms. Love has been one of our directors since February 2026. Ms. Love is a licensed CPA and an experienced finance professional with 20+ years of experience in accounting, finance and risk management, both in public accounting and in the private sector. Her experience includes “C” level positions in cryptocurrency, energy, healthcare technology, financial services and consulting services.

From June 2022 to the present, Ms. Love has served as a Senior Manager for Eide Bailly’s outsourced managed services group. From October 2019 to December 2021, Ms. Love served as chief financial officer of CleanSpark, Inc., a NASDAQ listed company, where she was responsible for financial strategy, SEC financial reporting, and internal controls.

From July 2015 to September 2019, Ms. Love was self-employed as a consultant where she provided outsourced accounting services to various companies, including acting as chief financial officer for P2K Labs, LLC. Prior to 2015, Ms. Love served in the role of Senior Vice President of Finance at Provident Trust Group for over two years and as Vice President of Finance and Operations at WorldDoc, Inc. where she also served as a director. Prior to her work in the private sector, Ms. Love was an auditor with RSM McGladrey, where she focused primarily on financial services engagements.

Ms. Love obtained her Bachelor of Business Administration (BBA) in Accounting from University of Nevada, Las Vegas and carries the CPA designation. Ms. Love does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

We believe that Ms. Love is well qualified to serve as our director because of her career in public accounting and experience serving as a director in the industry sector.

Curt J. Welker

Mr. Welker has been one of our directors since February 2026. Mr. Welker began his public accounting career in 1982 as an assistant controller – and later Chief Financial Officer – for an international trading firm. He also spent over four years with a Big Four CPA firm. Mr. Welker’s specific areas of expertise include corporate, individual, estate and partnership tax planning within the real estate, hospitality, construction, manufacturing and automotive industries.

Mr. Welker received a Bachelor of Science degree in Accounting from San Diego State University where he also did his graduate tax work in the Masters in Tax program. He is a member of the American Institute of CPAs and the California Society of CPAs.

We believe that Mr. Welker is well qualified to serve as our director because of his experience in public accounting and having served as a CFO.

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

Board Committees

Audit Committee

We do not have a standing audit committee of the board of directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. Our board of directors has determined that Lori Love possesses accounting or related financial management experience that qualifies her as an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Code of Ethics

We have not yet adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer, but will adopt a Code of Ethics when determined appropriate in the near future. Our Code of Ethics will be available on our website at www.ila.company.

There is no arrangement or understanding between any person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect directors to our board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Family Relationships

Jason Sunstein and Lisa Landau are brother and sister. Ms. Landau is a former executive officer and former Secretary of the Company and a shareholder of the Company. The Company issued a promissory note to RAS, LLC “RAS”, a company controlled by Ms. Landau.

Role of Board in Risk Oversight Process

Our Chairman, Chief Executive Officer and President, and Chief Financial Officer and Director positions are held by Roberto Jesus Valdes, Frank Ingrande, and Jason Sunstein, respectively, who currently beneficially own approximately 4.6%, 6.4%, and 4.9%, respectively, of the voting power of our outstanding common stock. Periodically, our board of directors assesses these roles and the board of directors’ leadership structure to ensure the interests of our company and our stockholders are best served. Our board of directors has determined that our current leadership structure is appropriate. Each of Roberto Jesus Valdes, Frank Ingrande, and Jason Sunstein has extensive knowledge of all aspects of our company, our business and risks.

While management is responsible for assessing and managing risks to our company, our board of directors is responsible for overseeing management’s efforts to assess and manage risk. This oversight will be conducted primarily by our full board of directors, which has responsibility for general oversight of risks, and any standing committees of our board of directors. Our board of directors will satisfy this responsibility through regular reports directly from officers responsible for oversight of particular risks within our company. Our board of directors believes that full and open communications between management and the board of directors are essential for effective risk management and oversight.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●       been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●       had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●       been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●       been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●       been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●       been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

From time to time, we may be subject to various legal or administrative claims and proceedings arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our company’s resources, including our company’s management’s time and attention.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2025.

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

Currently we maintain directors’ and officers’ liability insurance covering our directors and officers against expenses and liabilities arising from certain actions to which they may become subject by reason of having served in such role.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required under Wyoming law. We are not aware of any threatened litigation or preceding that might result in a claim for such indemnification.

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

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers, for the two fiscal years ended December 31, 2025, and 2024, which includes cash compensation, stock options awarded and all other compensation:

Name and Principal Position	Year Ended Dec. 31	Salary/Fees ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Frank Ingrande, CEO	2025	120,000	-	173,000	-	-	-	-	293,000
	2024	132,152	-	173,000	-	-	-	-	132,152
Jason Sunstein, CFO and Director	2025	120,000	-	-	-	-	-	-	120,000
	2024	132,152	-	-	-	-	-	-	132,152
Robert Jesus Valdez, Chairman of the Board	2025	120,000	-	-	-	-	-	-	120,000
	2024	132,152	-	-	-	-	-	-	132,152

(1)	Effective January 1, 2020, the Company executed employment agreements with Roberto Valdez and Jason Sunstein. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend and four weeks of paid vacation. On January 1, 2023, the Company executed an employment agreement with Frank Ingrande including a base salary of $120,000 per annum and a $500 monthly auto stipend and four weeks of paid vacation.

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

The Company entered into an employment agreement with Frank Ingrande on January 1, 2023. The base salary is in the amount of $120,000 per annum, a $500 monthly auto stipend, and four weeks of paid vacation.. The employment agreement also includes $865,000 of the Company’s Common Stock, payable over the 5-year period of the agreement.

Stock Options Plan – 2019 Equity Incentive Plan

On February 11, 2019, the Company’s board of directors approved the 2019 equity incentive plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it requires approval by the Company’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the stockholders. Therefore, any options granted under the 2019 Plan prior to stockholder approval will be “non-qualified.” The Company has reserved a total of 60,000 shares of the Company’s common stock to be available under the 2019 Plan. The Company had 43,000 options issued and outstanding under the 2019 Plan as of December 31, 2025.

Stock Options Plan – 2020 Equity Plan

On August 26, 2020, the Company’s board of directors approved the 2020 equity incentive plan (the “2020 Plan”). The 2020 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 60,000 shares of the Company’s common stock to be available under the 2020 Plan. The Company had no options issued and outstanding under the 2020 Plan as of December 31, 2025.

Stock Options Plan – 2022 Equity Plan

On December 1, 2022, the Company’s board of directors approved the 2022 equity incentive plan (the “2022 Plan”). The 2022 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 100,000 shares of the Company’s common stock to be available under the 2022 Plan. The Company had 43,000 options issued and outstanding as of December 31, 2025.

Stock Options Plan – 2024 Equity Plan

On November 29, 2024, the Company’s board of directors approved the 2024 equity incentive plan (the “2024 Plan”). The 2024 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 300,000 shares of the Company’s common stock to be available under the 2024 Plan. The Company had 60,000 options issued and outstanding under the 2024 Plan as of December 31, 2025.

Employee Pension, Profit Sharing, or other Retirement Plans

We do not have a defined benefit pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the outstanding stock option awards held by our named executive officers as of December 31, 2025.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)	Market Value of Shares Stock that Have Not Vested ($)
Roberto Jesus Valdes, Chairman	Various- see below (1)					-	-
				25.00,	10/2/2026,
				$10.00,	12/1/2027,
		29,317	-	$5.00	11/29/2029
Frank Ingrande, CEO and President	Various – see below (2)					-	-
				25.00,	10/2/2026,
				$10.00,	12/1/2027,
		24,317	-	$5.00	11/29/2029
Jason Sunstein, CFO and a Director	Various – see below (3)					-	-
				25.00,	10/2/2026,
				$10.00,	12/1/2027,
		29,317	-	$5.00	11/29/2029

(1)	Represents options to purchase 10,000, 9,317, and 10,000 shares of common stock granted on October 2, 2021, December 1, 2022, and November 29, 2024, respectively. The options all have a term of five (5) years from issuance, and exercise prices of $25, $10, and $5 per share, respectively. The options all vested (i) one quarter (1/4) on the effective dates and (ii) three quarters (3/4) on a monthly basis over the twelve (12) month period following the effective dates.
(2)	Represents an option to purchase 5,000, 9,317, and 10,000 shares of common stock granted on October 2, 2021, December 1, 2022 and November 29, 2024, respectively. The options all have a term of five (5) years from issuance, and exercise prices of $25, $10, and $5 per share, respectively. The options all vested (i) one quarter (1/4) on the effective dates and (ii) three quarters (3/4) on a monthly basis over the twelve (12) month period following the effective dates.
(3)	Represents an option to purchase 10,000, 9,317, and 10,000 shares of common stock granted on October 2, 2021, December 1, 2022, and November 29, 2024, respectively. The options all have a term of five (5) years from issuance, and exercise prices of $25, $10, and $5 per share, respectively. The options all vested (i) one quarter (1/4) on the effective dates and (ii) three quarters (3/4) on a monthly basis over the twelve (12) month period following the effective dates.

Director Compensation

We did not pay any compensation to any directors during the year ended December 31, 2025, for service as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of April 27, 2026, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

The table lists applicable percentage ownership based on 4,664,667 shares of common stock outstanding as of April 27, 2026. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of April 27, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for persons listed in the table is c/o International Land Alliance, Inc., 350 10th Avenue, Suite 1000, San Diego, CA 92101.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number		Percentage

5% or Greater Stockholders

Rob Rios
Vice-President	329,267	(1)	7.1%

Michael Cresci
Vice-President	330,267	(2)	7.1%

Executive Officers and Directors

Roberto Jesus Valdes
Chairman	272,788		5.8%

Frank Ingrande
Chief Executive Officer and President	354,653	(3)	7.6%

Jason Sunstein
Chief Financial Officer and a Director	259,636	(4)	5.6%

Jeffrey Healy
Director	*		*

Curt Welker
Director	60,000		1.3%

Lori Love
Director	*		*

All Directors and Executive Officers as a Group (6 persons)	974,877		20.9%

*	Less than 1%

(1)	Rob Rios, a Vice President of the Company, was a founder and owner of RCVD, our wholly-owned subsidiary, which was previously owned by IRED. This figure also includes shares that Mr. Rios owns through IRED. RCVD LLC was acquired in full by the Company in January 2023.
(2)	Michael Cresci, a Vice President of the Company, was a founder and owner of RCVD, our wholly-owned subsidiary, which was previously owned by IRED. This figure also includes shares that Mr. Cresci owns through IRED. RCVD LLC was acquired in full by the Company in January 2023.
(3)	Mr. Ingrande, CEO of the Company, was a founder and owner of RCVD, our wholly-owned subsidiary, which was previously owned by IRED. This figure also includes shares that Mr. Ingrande owns through IRED. RCVD LLC was acquired in full by the Company in January 2023.
(4)	Mr. Sunstein is CFO of the Company and his share amount includes shares owned through his personal entity Six-twenty Capital Management LLC.

The Company is not aware of any person who owns of record, or is known to own beneficially, five percent (5%) or more of the outstanding securities of any class of the issuer, other than as set forth above.

There are no current arrangements which will result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	103,000	7.09	417,000
Equity compensation plans not approved by security holders	43,000	$24.00	17,000
Total	146,000	$12.08	434,000

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

Please see Note 4 to the financial statements for a description of our related party transactions.

Director Independence

An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with our company). We have 3 “independent directors” as defined in the applicable SEC rules. Our board of directors has determined that Jeffrey Healy, Lori Love, and Curt Welker are independent directors under applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Bush and Associates CPAS for the years ended December 31, 2025, and 2024:

	Year ended December 31,
	2025	2024

Audit Fees	$70,000	$95,500

Audit-Related Fees	$-	$-

Tax Fees	$-	$-

All Other Fees	$-	$-

Pre-Approval Policy

Our Board of Directors as a whole pre-approves all services provided by Bush and Associates CPAS. For any non-audit or non-audit related services, the Board of Directors must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Registrant (Incorporated by reference from exhibit 3.1 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
3.2	Bylaws of the Registrant (Incorporated by reference from exhibit 3.2 to our registration statement on form S-1 filed with the SEC on February 11, 2016)
3.3	Amendment No. 1 to Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on May 20, 2022)
3.4	Articles of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on November 8, 2023)
3.5	Certificate of Designations of Series D Preferred Stock (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on November 8, 2023)
3.6	Certificate of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on March 26, 2025)
3.7	Articles of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on November 20, 2025)
3.8	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on November 20, 2025)
3.9	Amended and Restated Certificate of Designations of Series C Convertible Preferred Stock of the Registrant (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on November 20, 2025)
3.10	Articles of Amendment to Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on February 4, 2026)
10.1	Share Exchange Agreement with ILA Mexico (Incorporated by reference from exhibit 10.1 to amendment #1 to our registration statement on form S-1 filed with the SEC on November 10, 2016)
10.2	Letter Agreement with Grupo Valcas/Baja Residents Club, S.A. de C.V. (Incorporated by reference from exhibit 10.2 to amendment #1 to our registration statement on Form S-1 filed with the SEC on November 10, 2016)
10.3	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 29, 2021)
10.4	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 26, 2023)
10.5	International Land Alliance, Inc. 2019 Equity Incentive Plan, dated February 12, 2019 (Incorporated by reference to Exhibit 10.1 to our registration statement on Form S-8 filed with the SEC on March 1, 2019)
10.6	International Land Alliance, Inc. 2024 Stock Incentive Plan, dated November 29, 2024 (Incorporated by reference to Exhibit 4.1 to our registration statement on Form S-8 filed with the SEC on March 31, 2025)
10.7*	Employment Agreement, dated January 1, 2020, between Roberto Jesus Valdes and the Company
10.8*	Employment Agreement, dated January 1, 2020, between Jason Sunstein and the Company
10.9*	Employment Agreement, dated January 1, 2023, between Frank Ingrande and the Company
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual report for the period ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL).
101.INS	Inline XBRL Taxonomy Extension Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April, 2026.

INTERNATIONAL LAND ALLIANCE, INC.

By:	/s/ Frank Ingrande
Name:	Frank Ingrande
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jason Sunstein
Name:	Jason Sunstein
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the dates stated.

Signature

/s/ Frank Ingrande	Dated: April 27, 2026
Frank Ingrande
Chief Executive Officer (Principal Executive Officer)

/s/ Jason Sunstein	Dated: April 27, 2026
Jason Sunstein
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ Roberto Jesus Valdes	Dated: April 27, 2026
Roberto Jesus Valdes
Chairman of the Board

/s/ Jeffrey S. Healy	Dated: April 27, 2026
Jeffrey S. Healy
Director

/s/ Lori Love	Dated: April 27, 2026
Lori Love
Director

/s/ Curt J. Welker	Dated: April 27, 2026
Curt J. Welker
Director

