Form 10-Q
period 2026-06-30
International Land Alliance Inc.
filed 2026-08-13
CIK 1657214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the registrant had 4,821,818  shares of common stock, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$37,542	$4,186
Accounts receivable	612,859	488,409
Prepaid and other current assets	26,566	115,138
Total current assets	676,967	607,733

Land	17,793,970	17,662,657
Buildings, net	1,567,055	1,616,117
Furniture and equipment, net	-	-
Other non-current assets	121,704	311,367
Long-term accounts receivable, net	910,790	1,019,829
Goodwill	11,118,187	11,118,187

Total assets	$32,188,673	$32,335,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,610,915	$1,435,249
Accounts payable and accrued liabilities related parties	358,000	2,164,515
Accrued interest	1,629,478	1,753,445
Deferred revenue	46,500	46,500
Contract liability	-	143,680
Escrow deposits	970,653	1,032,550
Derivative liability	1,731,049	2,961,379
Convertible notes, net of debt discounts	7,604,496	6,681,925
Promissory notes, net of debt discounts	448,747	513,532
Promissory notes, net discounts – Related Parties	526,567	586,567
Other loans	7,738,261	7,622,729
Total current liabilities	22,664,666	24,942,071

Convertible notes, net of current portion	-	-

Total liabilities	22,664,666	24,942,071

Commitments and Contingencies (Note 8)	-	-

Preferred Stock Series B (Temporary Equity)	293,500	293,500
Preferred Stock Series C (Temporary Equity)	331,523	331,523
Total Temporary Equity	625,023	625,023

Stockholders’ Equity

Preferred stock; $0.001 par value; 2,010,000 shares authorized; 117,000 Series A shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	117	117
1,000 Series B shares issued and outstanding as of June 30, 2026 and December 31, 2025	1	1
3,316 Series C shares issued and outstanding as of June 30, 2026 and 3,100 issued and outstanding as of December 31, 2025	3	3
17,000 Series D shares issued and outstanding as of June 30, 2026 and December 31, 2025	17	17
Common stock; $0.001 par value; 250,000,000 shares authorized; 4,821,818 and 4,761,818 shares issued and outstanding as of June 30, 2026, respectively, and 2,666,311 and 2,606,311 shares issued and outstanding as of December 31, 2025, respectively	4,822	133,316
Additional paid-in capital	54,006,182	43,772,482
Common stock payable	307,000	1,582,000
Treasury stock (3,000,000 shares as of June 30, 2026 and December 31, 2025)	(300,000)	(300,000)
Accumulated deficit	(45,119,158)	(38,419,140)
Total stockholders’ equity	8,898,984	6,768,796

Total liabilities and stockholders’ equity	$32,188,673	$32,335,890

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net revenues and lease income	$142,496	$775,371	$1,099,332	$1,323,995

Cost of revenues	129,174	441,844	448,917	716,024

Gross profit	13,322	333,527	650,415	607,971

Operating expenses
Sales and marketing	170,182	189,939	354,302	377,450
Impairment loss	18,832	-	18,832	-
General and administrative expenses	3,457,836	1,121,829	6,082,474	2,046,423
Total operating expenses	3,646,850	1,311,768	6,455,608	2,423,873

Income (loss) from operations	(3,633,528)	(978,241)	(5,805,193)	(1,815,902)

Other income (expense)
Loss from debt extinguishment	(164,198)	-	(815,441)	-
Change in fair value derivative liability	996,939	(608,496	2,278,320	(550,470
Interest expense	(1,162,586)	(391,905)	(2,357,704)	(571,076)
Total other income (expense), net	(329,845)	(1,000,401)	(894,825)	(1,121,546)

Net income (loss)	$(3,963,373)	$(1,978,642)	$(6,700,018)	$(2,937,448)

Preferred stock dividends	173,053	132,054	368,553	132,054

Net income (loss) applicable to common shareholders	$(4,136,426)	$(2,110,696)	$(7,068,571)	$(3,069,502)

Income (loss) per common share - basic and diluted	$(1.10)	$(1.05)	$(1.88)	$(1.53)

Weighted average common shares outstanding - basic and diluted	3,745,711	2,007,895	3,745,711	2,007,895

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

Activity for the Three and Six Months Ended June 30, 2026

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Payable	Deficit	Equity
Balance, December 31, 2025	117,000	$17	1,000	$1	3,316	3	17,000	$17	2,666,311	$133,316	$(300,000)	$43,772,482	$1,582,000	$(38,419,140)	$6,768,796
Dividend on Series A Preferred	-	-	-	-	-	-	-	-	-	-	-	(163,000)	-	-	(163,000)
Dividend on Series D Preferred	-	-	-	-	-	-	-	-	-	-	-	(32,500)	-	-	(32,500)
Adjustment for 50-1 stock split	-	-	-	-	-	-	-	-	-	(130,650)	-	130,650	-	-	-
Common shares issued pursuant to employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	129,750	-	129,750
Common shares issued for employee compensation	-	-	-	-	-	-	-	-	955,829	956	-	3,222,152	(1,557,000)	-	1,666,108
Common shares issued for services	-	-	-	-	-	-	-	-	524,668	525	-	1,976,584	-	-	1,977,109
Common shares issued from debt conversion	-	-	-	-	-	-	-	-	308,290	308	-	1,606,603	-	-	1,606,911
Common shares issued for inducement agreements	-	-	-	-	-	-	-	-	97,426	98	-	582,499	-	-	582,597
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,736,645)	(2,736,645)
Balance, March 31, 2026	117,000	$117	1,000	$1	3,316	3	17,000	$17	4,552,524	$4,553	$(300,000)	$51,095,470	$154,750	$(41,155,785)	$9,799,126
Dividend on Series A Preferred	-	-	-	-	-	-	-	-	-	-	-	(121,853)	-	-	(121,853)
Dividend on Series D Preferred	-	-	-	-	-	-	-	-	-	-	-	(51,200)	-	-	(51,200)
Common shares issued for Series C dividends	-	-	-	-	-	-	-	-	1,662	2	-	-	-	-	2
Settlement of derivative liability on convertible debt	-	-	-	-	-	-	-	-	-	-	-	(86,113)	-	-	(86,113)
Common shares issued pursuant to employment agreement	-	-	-	-	-	-	-	-	-	-	-	-	129,750	-	129,750
Common shares issued for cash	-	-	-	-	-	-	-	-	-	-	-	-	47,500	-	47,500
Warrants issued pursuant to convertible debt	-	-	-	-	-	-	-	-	-	-	-	1,635,010	-	-	1,635,010
Common shares issued for cashless warrants	-	-	-	-	-	-	-	-	18,790	19	-	(19)	-	-	-
Common shares issued from debt conversion	-	-	-	-	-	-	-	-	68,699	68	-	464,145	-	-	464,213
Common shares issued for inducement agreements	-	-	-	-	-	-	-	-	23,000	23	-	152,477	-	-	152,500
Common shares issued for services	-	-	-	-	-	-	-	-	157,143	157	-	918,265	(25,000)	-	893,422
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,963,373)	(3,963,373)
Balance, June 30, 2026	117,000	$117	1,000	$1	3,316	3	17,000	$17	4,821,818	$4,822	$(300,000)	$54,006,182	$307,000	$(45,119,158)	$8,898,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Activity for the Three and Six Months Ended June 30, 2025

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance, December 31, 2024	117,000	$117	1,000	$1	3,100	3	17,000	$17	1,952,054	$97,603	$(300,000)	$38,803,819	$(24,146,956)	$14,454,604
Common shares issued pursuant to promissory notes and consulting services	-	-	-	-	-	-	-	-	135,655	6,782	-	671,492	-	678,275
Net income	-	-	-	-	-	-	-	-	-	-	-	-	(958,806)	(958,806
Balance, March 31, 2025	117,000	$117	1,000	$1	3,100	3	17,000	$17	2,087,709	$104,385	$(300,000)	$39,475,312	$(25,105,764)	$14,174,071
Dividend on Series D Preferred	-	-	-	-	-	-	-	-	-	-	-	(24,500)	-	(24,500)
Dividend on Series A Preferred	-	-	-	-	-	-	-	-	-	-	-	(107,554)	-	(107,554)
Common stock issued for consulting services	-	-	-	-	-	-	-	-	123,700	6,185	-	612,315	-	618,500
Net income	-	-	-	-	-	-	-	-	-	-	-	-	(1,978,642)	(1,978,642)
Balance, June 30, 2025	117,000	$117	1,000	$1	3,100	3	17,000	$17	2,211,409	$110,570	$(300,000)	$39,955,573	$(27,084,406)	$12,681,875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2026	June 30, 2025

Cash Flows from Operating Activities
Net income (loss)	$(6,700,018)	$(2,937,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	6,357,546	1,296,776
Fair value of commitment shares	734,976	-
Impairment loss	18,832	-
Loss from conversion of debt	815,441	-
Depreciation	66,629
Amortization of debt discount	556,866	-
Interest expense	956,308	-
Bad debt expense	102,041
Change in fair value of derivative liability	(2,278,320)	550,470
Changes in operating assets and liabilities
Accounts Receivable	(226,491)	66,961
Prepaid and other current assets	88,573	(2,430)
Other non-current assets	170,831	91,678)
Accounts payable and accrued liabilities	175,668	422,106
Accounts payable and accrued liabilities related parties	(1,806,515)	(326,947)
Deferred revenue	-	-
Accrued interest	(123,967)	347,370
Escrow deposit liability	(205,579)	-
Net cash provided by (used in) operating activities	(1,297,179)	(491,464)

Cash Flows from Investing Activities
Additional expenditures on land and building	(148,881)	-
Change in long-term accounts receivable	109,040	-
Net cash used in investing activities	(39,841)	-

Cash Flows from Financing Activities
Series A Preferred Stock dividends paid	(284,853)	(107,554)
Series D Preferred Stock dividends paid	(83,700)	(24,500)
Cash payments on promissory notes – related parties	(60,000)
Cash payments on promissory notes	(64,785)	-
Cash proceeds from convertible notes	2,641,529	-
Cash payments on convertible notes	(539,791)	-
Cash proceeds from other loans	491,700	584,575
Cash payments on other loans	(729,724)	-
Cash proceeds from promissory notes- related parties	-	112,561
Net cash provided by financing activities	1,370,376	565,082

Net increase (decrease) in Cash	33,356	73,618

Cash, beginning of period	4,186	26,120

Cash, end of period	$37,542	$99,738

Supplemental disclosure of cash flow information
Cash paid for interest	$493,295	$39,500

Non-Cash investing and financing transactions
Dividend on Series A	$284,853	$107,554
Dividend on Series C	$-	$-
Dividend on Series D	$83,700	$24,500
Common shares issued for inducements	$2,070,748	$-
Common shares issued with convertible debt	$734,976	$400,000
Common shares issued for employee compensation agreements	$3,222,152	$-
Settlement of derivative liability	$86,113	$-
Common shares issued for services	$2,894,289	$889,992

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INTERNATIONAL LAND ALLIANCE, INC.

Notes to the Consolidated Financial Statements

For the three and six months ended June 30, 2026

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

Certain information and note disclosures included in the financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP” or “GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the audited financial statements and notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 27, 2026.

Liquidity and Going Concern

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements were available to be issued and determined that substantial doubt exists about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the Company’s ability to generate revenues and raise capital. The Company has faced significant liquidity shortages as shown in the accompanying financial statements. As of June 30, 2026, the Company’s current liabilities exceeded its current assets by approximately $22.0 million. The Company has recorded a net loss of $6.7 million for the six months ended June 30, 2026, and has an accumulated deficit of approximately $45.1 million as of June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to raise additional capital through the issuance of debt instruments and equity to fund its ongoing operations, which may have the effect of potentially diluting the holdings of existing shareholders.

Management anticipates that the Company’s capital resources will significantly improve if its plots of land gain wider market recognition and acceptance resulting in increased plot sales and house construction. If the Company is not successful with its marketing efforts to increase sales, the Company will continue to experience a shortfall in cash, and it will be necessary to obtain funds through equity or debt financing in sufficient amounts or to further reduce its operating expenses in a manner to avoid the need to curtail its future operations subsequent to June 30, 2026. The direct impact of these conditions is not fully known.

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

ILA Fund includes cash as its only assets with minimal expenses as of June 30, 2026. The sole purpose of this entity is strategic funding for the operations of the Company. ILA Mexico has plots held for sale for the Oasis Park Resort, no liabilities, and minimal expenses as of June 30, 2026. As of June 30, 2026, Emerald Grove Estates LLC, Plaza Bajamar LLC, and Plaza Valle Divino LLC have no operations. All intercompany balances and transactions are eliminated in consolidation.

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

Reclassification

Certain numbers from 2025 have been reclassified to conform with the current year presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026, and December 31, 2025.

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

The following table presents balances of the liabilities with significant unobservable inputs (Level 3) as of June 30, 2026:

	Fair Value Measurements at June 30, 2026 Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Derivative liability	$-	$-	$1,731,049	$1,731,049
Total	$-	$-	$1,731,049	$1,731,049

The following table presents changes of the liabilities with significant unobservable inputs (Level 3) for the three months ended June 30, 2026:

Derivative
Liability
Balance December 31, 2025	$2,961,379

Increase in derivative liability from new convertible debt	1,134,103
Settlement of derivative liability	(86,113)
Change in estimated fair value	(2,278,320)
Balance June 30, 2026	$1,731,049

Derivative Liability

As of June 30, 2026, the Company has variable rate convertible promissory notes, which contained variable conversion rates based on unknown future prices of the Company’s common stock. This resulted in the recognition of a derivative liability as the conversion feature failed the scope exception for derivative accounting due to the variability of its conversion price. The Company measures the derivative liability using the Black-Scholes option valuation model using the following assumptions:

For the Six Months Ending June 30,
	2026	2025

Expected term	1 month – 1 year	1 month – 1 year
Exercise price	$2.55 - $7.50	$5.00 - $7.00
Expected volatility	64% - 159%	176% - 232%
Expected dividends	None	None
Risk-free interest rate	3.92% - 4.56%	5.03% - 5.55%
Forfeitures	None	None

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

The Company recognized $1,099,332 and $1,323,995 of net revenue during the six months ended June 30, 2026, and 2025, respectively.

Advertising costs

The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $167,482 and $351,602 for the three and six months ended June 30, 2026, respectively, and $189,939 and $377,450 for the three and six months ended June 30, 2025, respectively.

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

Securities that are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been antidilutive are:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Options	146,000	-
Warrants	1,233,863	762,150
Total potentially dilutive shares	1,379,863	762,150

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2026.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. If impairment is indicated, the asset is written down to its estimated fair value. The Company fully impaired its long-lived assets due to the uncertainty in title transfer of the land not currently owned by the Company and the estimated fair value of its construction in progress during the six months ended June 30, 2026.

Accounts Receivable

The Company uses the specific identification method for recording the provision for doubtful accounts, which was $766,678 and $887,662 at June 30, 2026 and December 31, 2025, respectively. Account receivables are written off when all collection attempts have failed.

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

NOTE 3 – LAND, BUILDING, NET AND CONSTRUCTION IN PROCESS

Land, buildings, net and construction in process as of June 30, 2026, and December 31, 2025:

	Useful life	June 30, 2026	December 31, 2025
Land – Emerald Grove		$203,419	$203,419

Land – Rancho Costa Verde Development		$17,590,551	$17,459,238

Building	20 years	2,665,944	2,648,378
Less: Accumulated depreciation		(1,098,889)	(1,032,261)

Building, net		$1,567,055	$1,616,117

Depreciation expense was approximately $66,629 and $nil for the six months ended June 30, 2026, and 2025, respectively.

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

The construction contractor is also an entity controlled by our chairman of the board. Construction began during the year ended December 31, 2020. The balance of construction in process for Valle Divino was $0 as of June 30, 2026, and December 31, 2025. The Company fully impaired the accumulated costs related to its Valle Divino project due to the uncertainty pertaining to the title transfer for a total amount of $457,275 during a previous reporting period.

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

In November and December 2019, $250,000 was paid to the Company’s chairman of the board, Roberto Valdes, of which $150,000 was used for the construction of two model Villas at our planned Plaza Bajamar development and $100,000 as a down payment towards the acquisition of the land from Valdeland. As of June 30, 2026 and December 31, 2025, the Company has issued 5,000 shares of the Company’s common stock for a total amount of $150,000 reported under Prepaid and other current assets in the consolidated balance sheets towards the purchase of the land. The balance was fully impaired in a previous reporting period.

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

The balance of construction in process for Plaza Bajamar totaled $0 as of June 30, 2026, and December 31, 2025. The Company fully impaired the accumulated costs related to Plaza Bajamar in a previous reporting period, due to the uncertainty pertaining to title transfer for a total amount of $179,700.

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

As of June 30, 2026, Valdeland sold six (6) house constructions on residential lots for estimated price of $1.5 million, of which $0.5 million has been paid and collected by the Company and initially presented under contract liability in the consolidated balance sheets. However, the Company offset the balance of construction in process with the contract liability with the net balance written off due to the uncertainty pertaining to the transfer of title.

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

During the six months ended June 30, 2026, the Company accrued $63,000 of salary expense to Frank Ingrande. Additionally, during March 2026, the Company paid Mr. Ingrande $393,038 via stock issuances, to compensate for accrued, unpaid salary from previous years. The Company did not pay any salary to Frank Ingrande during the six months ended June 30, 2026. The accrued compensation balance owed is $63,000 and $393,038 as of June 30, 2026, and December 31, 2025, respectively.

Frank Ingrande was the co-founder and owner of 33% of the Company’s equity-method investee RCVD. During the year ended December 31, 2023, the Company acquired the remaining 75% interest in RCVD, which became the Company’s wholly owned subsidiary as of January 2023.

On December 1, 2022, the Company issued 9,317 stock options under the 2022 Plan with a strike price of $10.00, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. These shares have expired as of June 30, 2026.

Chief Financial Officer – Jason Sunstein

Effective January 1, 2020, the Company executed an employment agreement with Jason Sunstein.

During the six months ended June 30, 2026, the Company accrued $63,000 of salary expense to Jason Sunstein. Additionally, during March 2026, the Company paid Mr. Sunstein $393,038 via stock issuances, to compensate for accrued, unpaid salary from previous years. The Company did not pay any salary to Jason Sunstein during the six months ended June 30, 2026. The accrued compensation balance owed is $63,000 and $393,038 as of June 30, 2026, and December 31, 2025, respectively.

On December 1, 2022, the Company issued 9,317 stock options under the 2022 Plan with a strike price of $10.00, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. These shares have expired as of June 30, 2026.

Jason Sunstein is also the managing member of Six Twenty Management LLC, an entity that has been providing ongoing capital support to the Company.

Jason Sunstein also facilitated the Emerald Grove asset purchase.

Chairman of the Board – Roberto Valdes

Effective January 1, 2020, the Company executed an employment agreement with Roberto Valdes.

During the six months ended June 30, 2026, the Company accrued $63,000 of salary expense to Roberto Valdes. Additionally, during March 2026, the Company paid Mr. Valdes $393,038 via stock issuances, to compensate for accrued, unpaid salary from previous years. The Company did not pay any salary to Roberto Valdes during the six months ended June 30, 2026. The accrued compensation balance owed is $63,000 and $393,038 as of June 30, 2026, and December 31, 2025, respectively.

As of June 30, 2026, the Company funded an aggregate amount of $1.4 million for construction on residential lots, projects amenities and towards the acquisition of land to companies controlled by Roberto Valdes. The land for the Plaza Bajamar and Valle Divino is currently owned by two entities controlled by Roberto Valdes (Valdeland S.A de C.V. and Valdetierra S.A de C.V) and all parties executed a land purchase agreement for each project to transfer title of the land to a bank trust or “fideicomiso”, in which the Company will be named the beneficiary of the trust (“fideicomisario”).

The Company has funded an aggregate amount of approximately $251,000 to the construction companies owned by Roberto Valdes for the two projects in Ensenada, Baja California. The Company has not yet established the bank trust, which is anticipated to occur before the end of the 2026 fiscal year. The properties at Valle Divino and Plaza Bajamar have executed promise to purchase agreements between the Company and Roberto Valdes, which require the transfer of titles of the land free of liens and encumbrances to the Company. There can be no assurance as to what and if any profit might have been received by Roberto Valdes, in his separate company as a result of these transactions.

On December 1, 2022, the Company issued 9,317 stock options under the 2022 Plan with a strike price of $10.00, vesting 25% on grant date and the remaining 75% monthly over a twelve-month period from grant date with an estimated fair value of approximately $90,188. These shares have expired as of June 30, 2026.

International Real Estate Development, LLC. (“IRED”)

Frank Ingrande was an owner of 33% of IRED at the time of the 25% initial investment in RCVD in May 2021 and subsequent to this transaction became a shareholder and President of the Company. On January 3, 2023, the remaining 75% interest was acquired by the Company and as of June 30, 2026, and December 31, 2025, Mr. Ingrande was still the President of the Company and a 33% owner in IRED. As such, any transactions with IRED are deemed to be related party transactions.

On January 1, 2023, the Company issued a convertible promissory note pursuant to the acquisition of RCVD for a total principal of $8,900,000, carrying a 5% coupon and maturing on September 30, 2024. The convertible note was payable in quarterly installment of $2,225,000 starting on March 31, 2023. The convertible note includes a twelve percent (12%) default interest. Although, this convertible promissory note payable is part of the consideration to the business combination in stages which is not deemed a related party transaction, the convertible promissory note payable is with a related party and deemed a related party convertible promissory note payable. During a previous reporting period, the Company converted the entire principal and interest balance of the promissory note into 89,000 Series A Preferred Shares.

Lisa Landau

Lisa Landau is the sister of Company CFO, Jason Sunstein, and she is also a shareholder who assists with some of the Company’s accounting function. From time to time, Ms. Landau has either paid certain costs on the Company’s behalf or provided funding to the Company to bridge the gap in our capital needs until another debt or equity funding can be closed. The amounts due to Ms. Landau are approximately $530,000 and $590,000 as of June 30, 2026, and December 31, 2025, respectively. We plan to reimburse Ms. Landau in 2026 as our major capital infusions take place. During the six months ended June 30, 2026, the Company repaid Ms. Landau approximately $60,000 of her advances.

R-MAC Properties, Inc. (“R-MAC”)

R-MAC is an international and domestic real estate sales and marketing firm that specializes in selling vacation homes in Baja, California. R-MAC is owned by Michael A. Cresci and Robert Rios, who are beneficial owners and Vice Presidents of the Company. R-MAC provided marketing and sales support services to the Company, which amounted to $313,037 and $389,316 during the six months ended June 30, 2026, and 2025, respectively. Such costs are included in marketing and sales commission expenses in the accompanying consolidated statements of operation.

NOTE 5 – PROMISSORY NOTES

Promissory notes consisted of the following at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025

Cash Call note payable, due June 30, 2026	$-	$24,785
Elder note payable, 10% interest, due September 30, 2026	1,500	1,500
Elder note Payable, 15% interest, due September 30, 2026	76,477	76,477
Griffith note Payable, 15% interest, due September 30, 2026	250,000	250,000
Banker note Payable, 15% interest, due September 30, 2026	3,270	23,270
Robles note Payable, 10% interest, due September 30, 2026	17,500	37,500
Kitchner note payable, 15% interest, due June 30, 2026	100,000	100,000
Total Promissory notes payable	$448,747	$513,532
Less discounts	-	-

Total Promissory notes, net of discount	448,747	513,532

Less current portion	(448,747)	(513,532)

Total Promissory notes, net of discount - long term	$-	$-

Cash Call, Inc.

On March 19, 2018, the Company issued a promissory note to CashCall, Inc. for $75,000 of cash consideration. The note bears interest at 94%. The Company also recorded a $7,500 debt discount due to origination fees due at the beginning of the note, which was fully amortized as of December 31, 2023.

On August 2, 2022, the Company and Cash Call settled for an aggregate principal of $23,641 payable in one lump sum or a series of 9 installments of $3,152. During the six months ended June 30, 2026, the note balance with Cash Call was settled in full.

As of June 30, 2026 and December 31, 2025, the remaining principal balance was $0 and $24,785, respectively. The Company did not incur any interest expense related to this promissory note during the six months ended June 30, 2026, due to the agreed upon settlement amount.

Christopher Elder

On December 15, 2020, the Company entered into a promissory note pursuant to which the Company borrowed $126,477. Interest under the promissory note in default is 18%, and the principal and all accrued but unpaid interest is due upon maturity.

The Company incurred approximately $6,000 in interest expense during the six months ended June 30, 2026. As of both June 30, 2026, and December 31, 2025, the remaining principal balance was $76,477.

Accrued interest was $63,651 and 57,915 as of June 30, 2026 and December 31, 2025, respectively.

Bobbie Allen Griffith

On September 5, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $215,000. Interest under the promissory note is 15% per annum, and the principal and all accrued but unpaid interest is due upon maturity.

The Company repaid the note in full during the year ended December 31, 2023. During the year ended December 31, 2023, the Company was advanced an additional $250,000. As of June 30, 2026, and December 31, 2025, the remaining principal balance was $250,000.

The Company incurred approximately $25,000 of interest during the six months ended June 30, 2026, and 2025, respectively. During the six months ended June 30, 2026, the Company converted $144,753 of accrued and unpaid interest into 30,157 common shares of the Company’s stock using a conversion price of $4.80. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the six months ended June 30, 2026. Accrued interest on the promissory note was $12,500 and $132,250 as of June 30, 2026, and December 31, 2025, respectively.

George Banker

On August 11, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $150,000. Interest under the promissory note is 15% per annum, and the principal and all accru2026,ut unpaid interest was due on October 11, 2023. The note is in technical default as it is past maturity date, and the Company failed to repay the outstanding principal and accrued interest. During the six months ended June 30, 2026, the Company repaid $20,000 of principal due on the promissory note to George Banker. As of June 30, 2026, and December 31, 2025, the remaining principal balance was $3,270 and $23,270, respectively.

The Company incurred approximately $7,000 and $18,000 of interest during the six months ended June 30, 2026, and 2025, respectively. During the six months ended June 30, 2026, the Company converted $71,041 of accrued and unpaid interest into 14,800 common shares of the Company’s stock using a conversion price of $4.80. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the six months ended June 30, 2026. Accrued interest on the promissory note was $2,649 and $66,224 as of June 30, 2026, and December 31, 2025, respectively.

George Robles

On September 1, 2023, the Company entered into a promissory note pursuant to which the Company borrowed $100,000. Interest under the promissory note is 5% per month with a default rate of 10% per month, and the principal and all accrued but unpaid interest is due upon maturity. During the six months ended June 30, 2026, the Company repaid $20,000 of principal due on the promissory note to George Robles. As of June 30, 2026, and December 31, 2025, the remaining principal balance was $17,500 and $37,500, respectively.

The Company incurred approximately $1,500 and $4,000 of interest during the six months ended June 30, 2026, and 2025, respectively. Accrued interest on the promissory note was $20,125 and $18,750 as of June 30, 2026, and December 31, 2025, respectively.

John Kitchner

On January 31, 2025, the Company entered into a promissory note pursuant to which the Company borrowed $100,000. Interest under the promissory note is 15% with a three-month maturity term. The note was due on May 1, 2025, and carried an effective interest rate of 60% per annum.

The Company incurred approximately $30,000 of interest expense during the six months ended June 30, 2026. Accrued interest was approximately $108,000 and $78,000 as of June 30, 2026, and December 31, 2025, respectively. As of both June 30, 2026, and December 31, 2025, the remaining principal balance was $100,000.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes consisted of the following at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025

GW Capital Investments convertible note, 12% interest, due June 2027	138,889	-
Willow Creek Capital convertible note, 10% interest, due May 2027	340,000	-
Monroe Street #2 convertible note, 10% interest, due May 2027	385,000	-
Prizm Investments convertible note, 12% interest, due May 2027	100,000	-
Auctus Fund #2 convertible note, 12% interest, due April 2027	250,000	-
Coventry Enterprises convertible note, 10% interest, due March 2027	300,000	-
Monroe Street #1 convertible note, 10% interest, due December 2026	110,000	-
GS Capital convertible note, 12% interest, due March 2027	152,000	-
FirstFire Global convertible note, 10% interest, due March 2027	168,000	-
Silver Crest convertible note, 12% interest, due March 2027	125,000	-
Quick Capital note #1, 12% interest, due December 2025	-	-
Quick Capital note #2, 12% interest, due April 2026	-	155,556
Quick Capital note #3, 12% interest, due May 2026	-	31,111
Quick Capital note #4, 12% interest, due February 2027	153,846	-
Quick Capital note #5, 10% interest, due December 2026	568,352	-
Lendspark Corporation note, due March 2026	-	111,110
Vista Capital note #1, 12% interest, due March 2026	-	-
Vista Capital note #2, 12% interest, due September 2026	48,200	110,000
Auctus Fund #1 note, 12% interest, due August 2026	-	250,000
CFI Capital note #1, 6% interest, due September 2026	-	150,000
CFI Capital note #2, 6% interest, due March 2027	150,000	-
Jefferson Street note, 10% interest, due September 2026	137,500	137,500
Crom Structured Fund note, 10% interest, due September 2026	137,500	137,500
Mast convertible note, Tranche 1, due November 2026	3,573,333	3,573,333
Mast convertible note, Emerald Grove, due December 2026	2,265,001	2,752,509
Cobra convertible note, 20% interest, due January 2026	-	75,000

Total convertible notes	$9,102,621	$7,483,619
Less discounts	(1,498,125)	(801,694)

Total convertible notes, net of discount	7,604,496	6,681,925

Less current portion	(7,604,496)	(6,681,925)

Total convertible notes, net of discount - long term	$-	$-

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

The Company initially recognized $625,500 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $154,233 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $142,153 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $341,883 during the six months ended June 30, 2026.

Additionally, during the six months ended June 30, 2026, the Company converted $591,520 into 107,549 common shares of the Company’s stock using a conversion price of $5.50. The converted debt amount consisted of $489,258 of note balance principal, $100,512 of accrued interest and $1,750 in legal fees. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the six months ended June 30, 2026. The Company did not convert any of this convertible note during the six months ended June 30, 2025.

The principal balance owed on the Mast Emerald Grove note was $2,122,848 and $2,456,123 as of June 30, 2026, and December 31, 2025, respectively.

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

The Company initially recognized $522,333 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $257,589 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $170,400 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $471,989 during the six months ended June 30, 2026.

The principal balance owed on the Mast Tranche 1 note was $3,402,933 and $3,145,344 as of June 30, 2026, and December 31, 2025, respectively.

Cobra (“Cobra convertible note”)

In August 2024, the Company issued a convertible promissory note pursuant to which it borrowed gross proceeds of $125,000 for net proceeds of $100,000, net of issuance costs of $25,000.

The Company initially recognized $25,000 of debt discount resulting from the original issue discount and the deferred financing costs, which was fully amortized by December 31, 2025.

Interest charged on the Cobra convertible note amounted to $1,829 during the six months ended June 30, 2026. During February 2026, the entire amount of principal and accrued interest, totaling $76,829, was repaid to the lender.

The balance of the Cobra convertible note was $0 and $75,000 as of June 30, 2026, and December 31, 2025, respectively.

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

The principal amount of the Notes (together with accrued interest) mature nine (9) months from issuance. The Notes bear a guaranteed interest at a rate of 12%. Upon an event of a default under a Note (as more fully described in the Notes), the Notes shall accrue interest at annual rate of the lesser of 24% or maximum rate allowed by law. The Note issued in March 2025 (Quick Capital Note 1) was due on December 13, 2025, and has total aggregate repayments due of $280,000. The Note issued in July (Quick Capital Note 2) was due on April 16, 2026, and has total aggregate repayments due of $174,222. The Note issued in August (Quick Capital Note 3) was due on May 18, 2026, and has total aggregate repayments due of $34,844.

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

During October and November 2025, the Company converted the entire principal and accrued interest balance on Quick Capital Note 1 for a total amount of $176,658, into 40,484 common shares of the Company’s stock using the conversion prices of $4.75 and $4.25. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the consolidated statements of operations for the year ended December 31, 2025.

During January and February 2026, the Company converted the entire principal and accrued interest balance on Quick Capital Note 2, into 40,141 common shares of the Company’s stock using the conversion prices of $5.00, $4.50 and $2.76. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the six months ended June 30, 2026.

During March 2026, the Company converted the entire principal and accrued interest balance on Quick Capital Note 3 for a total amount of $35,694, into 12,140 common shares of the Company’s stock using the conversion price of $2.94. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the six months ended June 30, 2026.

The Company initially recognized $89,567 of debt discount resulting from the original issue discounts, the deferred financing costs, and the fair value assigned to the commitment shares and the warrants. The balance of the unamortized debt discount on the outstanding Notes was $0 as of June 30, 2026.

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

The Company initially recognized $18,846 of debt discount resulting from the original issue discount and legal fees. The Company amortized $6,282 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $12,564 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $24,744 during the six months ended June 30, 2026. Accrued interest on the Note was $18,462 as of June 30, 2026.

The principal balance of the Quick Capital Note #4 was $141,282 as of June 30, 2026.

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

The Quick Capital Note #5 is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $5.25 per share, or at 65% of the lowest trading price for the proceeding 15 days prior to conversion. Additionally, as an incentive to the holder, the Quick Capital Note #5 contains a securities purchase agreement which provided for the issuance of 71,044 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $8.00 (subject to adjustment as more fully described in the securities purchase agreement) and a term of five years. During the six months ended June 30, 2026, Quick Capital exercised 20,000 warrants for an equivalent number of common stock.

The Company initially recognized $61,152 of debt discount resulting from the original issue discount and legal fees. The Company amortized $27,179 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $33,973 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $84,014 during the six months ended June 30, 2026. Accrued interest on the Note was $56,835 as of June 30, 2026.

The principal balance of the Quick Capital Note #5 was $534,379 as of June 30, 2026.

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

The Company initially recognized $40,000 of debt discount resulting from the original issue discount. The Company amortized $10,219 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $0 as of June 30, 2026. Interest expense charged to the Lendspark Note, including the amortization of discount amounted to $22,819 during the six months ended June 30, 2026. The Company repaid Lendspark $111,110 in principal and interest payments during the six months ended June 30, 2026.

The principal balance of the Lendspark Note was $0 and $100,891 as of June 30, 2026, and December 31, 2025, respectively.

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

The principal balance of the Vista Capital Note #1 was $0 as of both June 30, 2026, and December 31, 2025, respectively.

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

The Company initially recognized $16,000 of debt discount resulting from the original issue discount and deferred financing costs. The Company amortized $8,000 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $4,000 and $12,000 as of June 30, 2026, and December 31, 2025, respectively. Interest expenses, including the amortization of discount amounted to $8,000 during the six months ended June 30, 2026.

Additionally, during the six months ended June 30, 2026, the Company converted $75,000 of principal and accrued interest into 35,613 common shares of the Company’s stock using a conversion price of $2.11. The difference between the conversion price and the Company’s fair value of common stock at the time of conversion was recorded as a loss on settlement of debt in the accompanying consolidated statements of operations for the six months ended June 30, 2026.

The principal balance of the Vista Capital Note #2 was $44,200 and $98,000 as of June 30, 2026, and December 31, 2025, respectively.

Auctus Fund, LLC (“Auctus Notes”)

Auctus Note 1

On August 6, 2025, the Company issued a promissory note with a convertible feature to Auctus Fund, pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $241,000, net of issuance costs for legal and management fees of $9,000. Interest under the Auctus Note 1 is 12% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance. Upon an event of a default (as more fully described in the loan agreements), the Auctus Note 1 shall accrue interest at annual rate of the lesser of 22% or maximum rate allowed by law.

The Auctus Note 1 is convertible at the holder’s option at any time after 90 days from issuance, into shares of the Company’s Common Stock at a conversion price equal to $5.00 per share, or at 75% of the volume-weighted average price during the five trading days immediately preceding the conversion date. Additionally, as an incentive to the holder, the Auctus Note 1 contains a securities purchase agreement which provided for the issuance of 10,000 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $12.50 and a term of five years.

The Company initially recognized $9,000 of debt discount resulting from the deferred financing and legal costs. The Company amortized $5,000 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $0 and $5,000 as of June 30, 2026, and December 31, 2025, respectively. Interest expenses, including the amortization of debt discount and a prepayment penalty, amounted to $61,200 during the six months ended June 30, 2026.

In March 2026, the Company fully repaid the Auctus Note 1, including principal and accrued interest. The principal balance of the Auctus note was $0 and $245,000 as of June 30, 2026, and December 31, 2025, respectively.

Auctus Note 2

On April 1, 2026, the Company issued a promissory note with a convertible feature to Auctus Fund, pursuant to which it borrowed gross proceeds of $250,000 for net proceeds of $241,000, net of issuance costs for legal and management fees of $9,000. Guaranteed interest under the Auctus Note 2 is 12% which accrues immediately upon execution of the agreement, and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, on March 31, 2027. Upon an event of a default (as more fully described in the Auctus Note 2), the Auctus Note 2 shall accrue interest at annual rate of the lesser of 22% or maximum rate allowed by law.

The Auctus Note 2 is convertible at the holder’s option at any time after the issuance date, into shares of the Company’s Common Stock at a conversion price equal to $4.25 per share, or at 75% of the volume-weighted average price during the five trading days immediately preceding the conversion date. Additionally, as an incentive to the holder, the Auctus Note 2 contains a securities purchase agreement which provided for the issuance of 20,833 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $6.00 and a term of five years. During the six months ended June 30, 2026, Auctus Fund exercised 8,790 warrants for an equivalent number of common stock.

The Company initially recognized $220,062 of debt discount resulting from the deferred financing and legal costs, and the fair value assigned to the convertible feature and warrants. The Company amortized $55,016 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $165,046 as of June 30, 2026. Interest expenses, including the amortization of debt discount, amounted to $85,016 during the six months ended June 30, 2026.

The principal balance of the Auctus Note 2 was $84,954 as of June 30, 2026.

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

The Company initially recognized $20,000 of debt discount resulting from the original issue discount and the deferred financing costs, which was fully amortized as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $76,341 during the six months ended June 30, 2026, due to prepayment clause in the agreement, which was charged through interest expense.

In March 2026, the Company fully repaid the CFI Capital Note 1, including principal and interest. The principal balance of the CFI Capital Note 1 was $0 and $137,000 as of June 30, 2026, and December 31, 2025, respectively.

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

The Company initially recognized $20,000 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $5,000 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $15,000 as of June 30, 2026. Interest expenses, including the amortization of debt discount, amounted to $9,673 during the six months ended June 30, 2026.

The principal balance of the CFI Capital Note 2 was $135,000 as of June 30, 2026.

Jefferson Street Capital, LLC (“Jefferson Note”)

On September 24, 2025, the Company issued a promissory note with a convertible feature, pursuant to which it borrowed gross proceeds of $137,500 for net proceeds of $120,000, net of an issue discount and legal fees of $17,500. Interest under the Jefferson Note is 10% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, on September 24, 2026. Upon an event of a default (as more fully described in the Jefferson Note), the Jefferson Note shall accrue interest at annual rate of the lesser of 18% or maximum rate allowed by law.

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

The Company initially recognized $17,500 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $9,000 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $4,125 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $9,000 during the six months ended June 30, 2026.

The principal balance of the Jefferson Note was $133,375 and $124,500 as of June 30, 2026, and December 31, 2025, respectively.

Crom Structured Opportunities Fund I, LP (“Crom Note”)

On September 24, 2025, the Company issued a promissory note with a convertible feature, pursuant to which it borrowed gross proceeds of $137,500 for net proceeds of $120,000, net of an issue discount and legal fees of $17,500. Interest under the Crom Note is 10% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, on September 24, 2026. Upon an event of a default (as more fully described in the Crom Note), the Crom Note shall accrue interest at annual rate of the lesser of 18% or maximum rate allowed by law.

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

The Company initially recognized $17,500 of debt discount resulting from the original issue discount and the deferred financing costs. The Company amortized $9,000 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $4,125 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $9,000 during the six months ended June 30, 2026.

The principal balance of the Crom Note was $133,375 and $124,500 as of June 30, 2026, and December 31, 2025, respectively.

Coventry Enterprises, LLC (“Coventry Note”)

On March 23, 2026, the Company issued a promissory note with a convertible feature, pursuant to which it borrowed gross proceeds of $300,000 for net proceeds of $260,000, net of an issue discount and legal fees of $40,000. Guaranteed interest under the Coventry Note is 10% which accrues immediately upon execution of the agreement. The Coventry Note is payable in 10 monthly installments of $33,000 of principal and accrued guaranteed interest, commencing in April 2026, through January 24, 2027. Upon an event of a default (as more fully described in the Coventry Note), the Coventry Note shall accrue interest at annual rate of the lesser of 22% or maximum rate allowed by law.

The Coventry Note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to 102% of the lowest trading price for the proceeding 20 days prior to conversion.

The Company initially recognized $40,000 of debt discount resulting from the original issue discount and legal costs. The Company amortized $12,000 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $28,000 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $42,000 during the six months ended June 30, 2026. Accrued interest on the Coventry Note was $30,000 as of June 30, 2026.

The principal balance of the Coventry Note was $272,000 as of June 30, 2026.

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

The Company initially recognized $24,000 of debt discount resulting from the original issue discount and legal costs. The Company amortized $6,000 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $18,000 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $22,800 during the six months ended June 30, 2026. Accrued interest on the FirstFire Note was $16,800 as of June 30, 2026.

The principal balance of the FirstFire Note was $150,000 as of June 30, 2026.

Monroe Street Capital Partners, LP (“Monroe Notes”)

Monroe Note 1

In January 2026, the Company issued a promissory note with a convertible feature, pursuant to which it borrowed gross proceeds of $110,000 for net proceeds of $92,500, net of an issue discount and legal fees of $17,500. Guaranteed interest under the Monroe Note 1 is 10% which accrues immediately upon execution of the agreement, and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, during December 2026. Upon an event of a default (as more fully described in the loan agreements), Monroe Note 1 shall accrue interest at annual rate of the lesser of 18% or maximum rate allowed by law.

The Monroe Note 1 is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $7.50 per share, or at 75% of the lowest trading price for the proceeding 15 days prior to conversion. Additionally, as an incentive to the holder, the Monroe Note 1 contains a securities purchase agreement which provided for the issuance of 7,333 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $15.00 (subject to adjustment as more fully described in the Monroe Note 1 securities purchase agreement) and a term of five years.

The Company initially recognized $17,500 of debt discount resulting from the original issue discount and legal fees. The Company amortized $8,750 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $8,750 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $19,750 during the six months ended June 30, 2026. Accrued interest on the Monroe Note 1 was $11,000 as of June 30, 2026.

The principal balance of the Monroe Note 1 was $101,250 as of June 30, 2026.

Monroe Note 2

In May 2026, the Company issued a promissory note with a convertible feature, pursuant to which it borrowed gross proceeds of $385,000 for net proceeds of $305,000, net of an issue discount and legal and issuance fees of $80,000. Guaranteed interest under the Monroe Note 2 is 10% which accrues immediately upon execution of the agreement, and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, during May 2027. Upon an event of a default (as more fully described in the loan agreements), Monroe Note 2 shall accrue interest at annual rate of the lesser of 18% or maximum rate allowed by law.

The Monroe Note 2 is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $6.00 per share, or at 65% of the lowest trading price for the proceeding 20 days prior to conversion. Additionally, as an incentive to the holder, the Monroe Note 2 contains a securities purchase agreement which provided for the issuance of 48,125 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $8.00 (subject to adjustment as more fully described in the Monroe Note 2 securities purchase agreement) and a term of five years.

The Company initially recognized $394,425 of debt discount resulting from the original issue discount, legal fees, other issuance costs, and the fair value assigned to the convertible feature and warrants. The Company amortized $46,467 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $347,958 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $84,967 during the six months ended June 30, 2026. Accrued interest on the Monroe Note 2 was $38,500 as of June 30, 2026.

The principal balance of the Monroe Note 2 was $37,042 as of June 30, 2026.

Silvercrest Hybrid Capital, LLC (“Silvercrest Note”)

On March 6, 2026, the Company issued a convertible redeemable note, pursuant to which it borrowed gross proceeds of $125,000 for net proceeds of $107,500, net of an issue discount and legal fees of $17,500. Interest under the convertible note is 12% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, on March 6, 2027. The note is convertible at the holder’s option at any time after 180 days from issuance or upon event of default, into shares of the Company’s Common Stock at a conversion price equal to 60% of the lowest trading price for the proceeding 20 days prior to conversion.

The Company initially recognized $17,500 of debt discount resulting from the original issue discount and legal fees. The Company amortized $5,875 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $11,625 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $10,875 during the six months ended June 30, 2026. Accrued interest on the Silvercrest Note was $5,000 as of June 30, 2026.

The principal balance of the Silvercrest Note was $113,375 as of June 30, 2026.

GS Capital Partners, LLC (“GS Note”)

On March 2, 2026, the Company issued a promissory note with a convertible feature, pursuant to which it borrowed gross proceeds of $152,000 for net proceeds of $130,000, net of an issue discount and legal fees of $22,000. Guaranteed interest under the GS Note is 12% which accrues immediately upon execution of the agreement. The GS Note is payable in 8 monthly installments of $21,280 of principal and accrued guaranteed interest, commencing 121 days after signing the agreement, through March 2, 2027. Upon an event of a default (as more fully described in the GS Note), the GS Note shall accrue interest at annual rate of the lesser of 24% or maximum rate allowed by law.

The GS Note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to 60% of the lowest trading price for the proceeding 20 days prior to conversion.

The Company initially recognized $22,000 of debt discount resulting from the original issue discount and legal fees. The Company amortized $7,500 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $14,500 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $25,740 during the six months ended June 30, 2026. Accrued interest on the GS Note was $18,240 as of June 30, 2026.

The principal balance of the GS Note was $137,500 as of June 30, 2026.

Prizm Investments, LLC (“Prizm Note”)

On May 13, 2026, the Company issued a promissory note with a convertible feature, pursuant to which it borrowed gross proceeds of $100,000 for net proceeds of $92,500, net of issuance costs and legal fees of $7,500. Guaranteed interest under the Prizm Note is 12% which accrues immediately upon execution of the agreement, and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, during May 2027. Upon an event of a default (as more fully described in the Prizm Note), the Prizm Note shall accrue interest at annual rate of the lesser of 22% or maximum rate allowed by law.

The Prizm Note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $4.25, or 75% of the lowest trading price for the proceeding 5 days prior to conversion. Additionally, as an incentive to the holder, the Prizm Note contains a securities purchase agreement which provided for the issuance of 25,499 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $6.00 (subject to adjustment as more fully described in the Prizm securities purchase agreement) and a term of five years.

The Company initially recognized $89,291 of debt discount resulting from the issuance costs, legal fees, and the fair value assigned to the convertible feature and warrants. The Company amortized $11,742 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $77,549 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $23,742 during the six months ended June 30, 2026. Accrued interest on the Prizm Note was $12,000 as of June 30, 2026.

The principal balance of the Prizm Note was $22,451 as of June 30, 2026.

GW Capital Investments, LLC (“GW Note”)

On June 15, 2026, the Company issued a convertible redeemable note, pursuant to which it borrowed gross proceeds of $138,889 for net proceeds of $120,000, net of an issue discount and legal fees of $18,889. Interest under the convertible note is 12% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, on June 15, 2027. Interest accrued on the unpaid principal balance shall be paid by the Company in Common Stock, referred to as “Interest Shares.” Upon an event of a default (as more fully described in the GW Note), the GW Note shall accrue interest at annual rate of the lesser of 24% or maximum rate allowed by law.

The GW Note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $6.00, or 65% of the lowest trading price for the proceeding 20 days prior to conversion. Upon an event of default, the conversion price will be adjusted from 65% to 50% of the lowest trading price for the proceeding 20 days prior to conversion.

The Company initially recognized $139,665 of debt discount resulting from the original issue discount, legal fees, and the fair value assigned to the convertible feature. The Company amortized $5,740 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $133,925 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $6,424 during the six months ended June 30, 2026. Accrued interest on the GW Note was $685 as of June 30, 2026.

The principal balance of the GW Note was $4,964 as of June 30, 2026.

Willow Creek Capital Holdings, LLC (“Willow Creek Note”)

On May 22, 2026, the Company issued a convertible promissory note, pursuant to which it borrowed gross proceeds of $340,000 for net proceeds of $300,000, net of an issue discount and legal and issuance fees of $40,000. Interest under the convertible promissory note is 10% per year and the principal amount of the note (together with accrued interest) is due twelve (12) months from issuance, on May 22, 2027. Upon an event of a default (as more fully described in the loan agreements), the Willow Creek Note shall accrue interest at annual rate of the lesser of 22% or maximum rate allowed by law.

The Willow Creek Note is convertible at the holder’s option at any time after the issue date, into shares of the Company’s Common Stock at a conversion price equal to $4.35 per share, or at 70% of the lowest trading price for the proceeding 10 days prior to conversion. Additionally, as an incentive to the holder, the Willow Creek Note contains a securities purchase agreement which provided for the issuance of 140,000 warrants for the purchase of an equivalent number of shares of common stock at an exercise price of $4.35 (subject to adjustment as more fully described in the Willow Creek securities purchase agreement) and a term of five years.

The Company initially recognized $343,088 of debt discount resulting from the original issue discount, legal fees, and the fair value assigned to the convertible feature and warrants. The Company amortized $36,659 through interest expenses during the six months ended June 30, 2026. The balance of the unamortized debt discount was $306,429 as of June 30, 2026. Interest expenses, including the amortization of discount amounted to $740,292 during the six months ended June 30, 2026. Accrued interest on the Willow Creek Note was $3,633 as of June 30, 2026.

The principal balance of the Willow Creek Note was $33,571 as of June 30, 2026.

NOTE 7 – PROMISSORY NOTE – RELATED PARTY

Related party promissory notes consisted of the following at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Lisa Landau – On demand	526,567	586,567
Total related party promissory notes, current	$526,567	$586,567

Lisa Landau

Lisa Landau is a relative of the Company’s Chief Financial Officer. During the six months ended June 30, 2026 and the year ended December 31, 2025, Ms. Landau advanced funds to the Company for general corporate expenses and paid directly towards certain promissory notes. During the six months ended June 30, 2026, the Company repaid Ms. Landau approximately $60,000 of her advances.

The principal balance was $526,567 and $586,567 as of June 30, 2026, and December 31, 2025, respectively. The advances are on demand.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitment to Purchase Land (Valle Divino)

The land project consisting of 20 acres to be acquired from Baja Residents Club (a Company controlled by our chairman of the board Roberto Valdes) and developed into Valle Divino resort in Ensenada, Baja California, the acquisition of title to the land for this project is subject to approval from the Mexican government in Baja, California. Although management believes that the transfer of title to the land will be approved before the end of the 2026 fiscal year, there is no assurance that such transfer of title will be approved in that time frame or at all. The Company has promised to transfer title to the plots of land to the investors who have invested in the Company once the Company receives an approval of change in transfer of title to the Company through a Fideicomiso.

Land purchase- Plaza Bajamar.

On September 25, 2019, the Company, entered into a definitive Land Purchase Agreement with Valdeland, S.A. de C.V., a Company controlled by our chairman of the board Roberto Valdes, to acquire approximately one acre of land with plans and permits to build 34 units at the Bajamar Ocean Front Golf Resort located in Ensenada, Baja California. Pursuant to the terms of the Agreement, the total purchase price is $1,000,000, payable in a combination of a new series of preferred stock (with a stated value of $600,000), 5,000 shares of common stock, a promissory note in the amount of $150,000, and an initial construction budget of $150,000 payable upon closing. The closing is subject to obtaining the necessary approval by the City of Ensenada and transfer of title, which includes the formation of a wholly owned Mexican subsidiary. As of June 30, 2026, and December 31, 2025, the agreement has not yet closed.

The total budget was established at approximately $1,556,000, inclusive of lots construction, of which approximately $995,747 has been paid, leaving a firm commitment of approximately $560,250 as of June 30, 2026, and December 31, 2025.

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

Oasis Park Resort construction budget

During the year ended December 31, 2021, the Company engaged a general contractor to complete phase I of the project including the two-mile access road and the community entrance structure. The contractor also commenced phase II construction including the waterfront clubhouse, casitas, and model homes. The total budget was established at approximately $512,000, of which approximately $118,600 has been paid, leaving a firm commitment of approximately $393,400 as of June 30, 2026, and December 31, 2025.

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity at June 30, 2026, consisted of 250,000,000 authorized common shares and 2,010,000 authorized preferred shares, all with a par value of $0.001 per share. As of June 30, 2026, there were 4,821,818 shares issued and 4,761,818 shares outstanding. As of December 31, 2025, there were 2,666,311 shares issued and 2,606,311 shares outstanding.

As of both June 30, 2026 and December 31, 2025, there were 117,000 shares of Series A Preferred Stock issued and outstanding, 1,000 shares of Series B Preferred Stock issued and outstanding, 3,316 shares of Series C Preferred Stock issued and outstanding and 17,000 of Series D Preferred Stock issued and outstanding.

Equity Incentive Plans

2024 Equity Incentive Plan

On November 29, 2024, the Company’s board of directors approved the 2024 equity incentive plan (the “2024 Plan”). The 2024 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 300,000 shares of the Company’s common stock for issuance under the 2024 Plan. The Company had 60,000 options issued and outstanding under the 2024 Plan as of June 30, 2026, and December 31, 2025.

2022 Equity Incentive Plan

On December 1, 2022, the Company’s Board of Directors approved a 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company has reserved a total of 100,000 shares of the Company’s common stock to be available under the 2022 Plan. The Company had 43,000 options issued and outstanding as of June 30, 2026, and December 31, 2025.

2020 Equity Incentive Plan

On August 26, 2020, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan enables the Company’s board of directors to provide equity-based incentives through grants of awards to the Company’s present and future employees, directors, consultants, and other third-party service providers. The Company had reserved a total of 60,000 shares of the Company’s common stock to be available under the 2020 Plan. The Company had no options issued and outstanding under the 2020 Plan as of June 30, 2026, and December 31, 2025.

2019 Equity Incentive Plan

On February 11, 2019, the Company’s Board of Directors approved a 2019 Equity Incentive Plan (the “2019 Plan”). In order for the 2019 Plan to grant “qualified stock options” to employees, it required approval by the Corporation’s shareholders within 12 months from the date of the 2019 Plan. The 2019 Plan was never approved by the shareholders. Therefore, any options granted under the 2019 Plan prior to shareholder approval will be “non-qualified”. The Company has reserved a total of 60,000 shares of the Company’s common stock to be available under the 2019 Plan. The Company has a total of 43,000 options issued and outstanding under the 2019 Plan as of June 30, 2026, and December 31, 2025.

Activity during the six months ended June 30, 2026

During the six months ended June 30, 2026, the Company issued 681,811 shares of common stock pursuant to services and consulting agreements.

During the six months ended June 30, 2026, the Company issued 376,989 shares of common stock pursuant to the conversion of convertible notes payable.

During the six months ended June 30, 2026, the Company issued 120,426 shares of common stock pursuant to inducement agreements on convertible notes.

During the six months ended June 30, 2026, the Company issued 18,790 shares of common stock pursuant to the exercise of cashless warrants.

During the six months ended June 30, 2026, the Company issued 955,829 shares of common stock for accrued employee compensation and repayment of stock payable to employees.

During the six months ended June 30, 2026, the Company issued 1,662 shares of common stock for dividend payments related to preferred Series C Stock.

Activity during the six months ended June 30, 2025

During the six months ended June 30, 2025, the Company issued 259,355 shares of common stock pursuant to consulting agreements, services and debt terms for a total fair value of approximately $1,296,775.

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

The terms and conditions of the Series B include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series B. The Company has recognized $1,212,822 of deemed dividends on Series B for a total accrual of $737,822 and $1,212,822 as of June 30, 2026, and December 31, 2025, respectively. The recognition of the in-kind accrual was reported in Additional Paid In Capital on the Company’s consolidated balance sheets.

The Securities Purchase Agreement (“SPA”) states that the in-kind accrual rate should be increased by10% per annum upon each occurrence of an event of default. In addition, the SPA further states that the conversion price initially set at a discount of 35% to the market price should be further increased by an additional 10% upon each occurrence of an event of default. At the date of their Annual Report, CleanSpark claims that the Company was in default in three instances triggering further discount to the market price for the conversion feature and additional accrual rate. Management has recorded for this additional default and interest expense as noted in the previous paragraph. The Company has not been served with any notice of default stating the specific default events but will continue to accrue the additional default interest until the matter is resolved. As of the date of the filing of this Annual Report, the parties are cooperating to resolve this matter. The Company did not issue any shares of Series B preferred stock during the six months ended June 30, 2026.

During the year ended December 31, 2024, the Company issued 89,000 shares of Series A preferred stock pursuant to the conversion of the note payable to IRED for $8,900,000. The total principal balance along with accrued interest of $556,250 has been converted. The Company did not issue any shares of Series A preferred stock during the six months ended June 30, 2026. The Company paid dividends on the Series A preferred stock in the amount of $284,853 during the six months ended June 30, 2026. There was no activity during the six months ended June 30, 2025.

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

On October 6, 2025, the Company issued 3,316 shares of Series C to Bigger Capital Fund, LP in a private equity offering for $331,523, comprised of $250,000 in cash received and $81,526 of a deemed dividend on the prior Series C Stock offering. Management determined that the Series C should not be classified as liability per the guidance in ASC 480 Distinguishing Liabilities from Equity as of December 31, 2025, even though the conversion would require the issuance of variable number of shares since such obligation is not unconditional. As of June 30, 2026 and December 31, 2025, Company management recorded the value attributable to the Series C of $331,523 as temporary equity on the consolidated balance sheets since the instrument is contingently redeemable at the option of the holder. The Company recognized the beneficial conversion feature (“BCF”) that arises from a contingent conversion feature. The Company recognized such BCF as a discount on the convertible preferred stock. The discount created by a BCF recognized as a result of the resolution of the contingency is treated as a deemed dividend. The holder can convert the Series C into shares of common stock at a variable discount to the market price. The terms and conditions of the Series C include an in-kind accrual feature, which provides for a cumulative accrual at a rate of 12% per annum of the face amount of the Series C.

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

During a previous reporting period, the Company converted $1,414,338 of principal and $171,825 of interest payable due to Six Twenty Management LLC into 17,000 shares of Series D Convertible Preferred Stock. During the six months ended June 30, 2026, the Company paid a dividend of $83,700 on the Series D Preferred Stock. There was no activity during the six months ended June 30, 2025.

Warrants

A summary of the Company’s warrant activity during the six months ended June 30, 2026, is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2025	911,819	$11.40	3.26
Granted	340,834	6.22	4.79
Exercised	(18,790)	-	-
Forfeited-Canceled	-	-	-
Outstanding at June 30, 2026	1,233,863	$10.03	3.66

Exercisable at June 30, 2026	1,233,863

The aggregate intrinsic value as of June 30, 2026, and December 31, 2025, was $0.

Options

A summary of the Company’s option activity during the six months ended June 30, 2026, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Year)
Outstanding at December 31, 2025	146,000	$12.08	2.42
Granted	-	-	-
Exercised	-	-	-
Forfeited-Canceled	-	-	-
Outstanding at June 30, 2026	146,000	$12.08	1.92

Exercisable at June 30, 2026	146,000

Options outstanding as of June 30, 2026, and December 31, 2025, had aggregate intrinsic value of $0.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for adjustment to or disclosure in its consolidated financial statements through the date of this report, and has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto, except those noted below.

During July 2026, part of the debt balance owed on the Jefferson Note, as described above in Note 6 for convertible debt, was converted into 21,517 shares of the Company’s common stock.

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

The Company’s current portfolio includes residential, resort and commercial properties comprising the following projects:

■	Oasis Park Resort is a 497-acres master planned real estate community including 1,344 residential home sites, south of San Felipe, Baja California, which offers a 180-degree sea and mountain views. In addition to the residential lots, there is a planned boutique hotel, a spacious commercial center, and a nautical center. As of the date of this report, 85 of the 1,344 planned residential lots were pre-sold to initial shareholders. The Company has made significant progress on the project, which included the completion of the two-mile access road and the community entrance structure. The Company also started construction of the waterfront clubhouse, and model homes.

■	Valle Divino is a self-contained solar 650-home site project in Ensenada, Baja California, with test vineyard at the property. This resort includes 137 residential lots and 3 commercial lots on 20 acres of land. This represents an estimated $60 million in gross sales opportunity.

■	Plaza Bajamar Resort is an 80-unit project located at the internationally renowned Bajamar Ocean front hotel and golf resort. The Bajamar oceanfront golf resort is a master planned golf community located 45 minutes south of the San Diego-Tijuana border along the scenic toll road to Ensenada. The first Phase will include 22 “Merlot” 1,150 square-foot single-family homes that features two bedrooms and two baths. The home includes two primary bedroom suites - one on the first floor and one upstairs, as well as fairway and ocean views from a rooftop terrace. The Merlot villas will come with the installation of solar packages.

■	Emerald Grove Estates is the Company’s newly renovated Southern California property, used for organized events at this 8,000 square foot event venue.

■	Rancho Costa Verde (“RCVD”) is a 1,100-acre master planned second home, retirement home and vacation home real estate community located on the east coast of Baja California. RCVD is a self-sustained solar powered green community that takes advantage of the advances in solar and other green technology. In May 2021, the Company acquired a 25% investment in RCVD in exchange for $100,000 and 60,000 shares of the Company’s common stock, and such investment was initially recorded as an equity-method investment in the Company’s condensed consolidated financial statements. On January 3, 2023, the Company acquired the remaining 75% membership interest in RCVD for a contractual consideration of $13.5 million, paid through $8,900,000 secured convertible note, 400,000 shares of common stock and 660,000 common stock warrants. This transaction was recorded pursuant to ASC 805 Business Combinations.

Summary of key operational and financial events:

■	The Company has collected an aggregate amount of $312,175 from house construction at the Plaza Bajamar project, which was initially recorded and presented as contract liability in the consolidated balance sheets. However, the Company offset the balance with the additional cash funded for the construction of amenities at Bajamar, with the net balance presented as impairment loss in the consolidated statement of operations in the previous year. There were no collections during the six months ended June 30, 2026.

■	Continued our research and marketing efforts to identify potential home buyers in the United States, Canada, Europe, and Asia. Through the formation of a partnership with a similar development company in the Baja California Norte Region of Mexico, we have been able to leverage additional resources with the use of their established and proven marketing plan which can help us with sophisticated execution and the desired results for residential plot sales and development.

■	Title of Oasis Park Resort in San Felipe was assumed during 2019. We are expecting the transfer of title on Valle Divino in Ensenada, Baja California and Plaza Bajamar in Ensenada, Baja California before the end of our fiscal year 2026, as we continue to follow the necessary steps to complete this legal process.

Results of Operations for the Three and Six Months Ended June 30, 2026, compared to the Three and Six Months Ended June 30, 2025

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net revenues and lease income	$142,496	$775,371	$1,099,332	$1,323,995

Cost of revenues	129,174	441,844	448,917	716,024

Gross profit	13,322	333,527	650,415	607,971

Operating expenses
Sales and marketing	170,182	189,939	354,302	377,450
Impairment loss	18,832	-	18,832	-
General and administrative expenses	3,457,836	1,121,829	6,082,474	2,046,423
Total operating expenses	3,646,850	1,311,768	6,455,608	2,423,873

Income (loss) from operations	(3,633,528)	(978,241)	(5,805,193)	(1,815,902)

Other income (expense)
Loss from debt extinguishment	(164,198)	-	(815,441)	-
Change in fair value derivative liability	996,939	(608,496)	2,278,320	(550,470
Interest expense	(1,162,586)	(391,905)	(2,357,704)	(571,076)
Total other income (expense), net	(329,845)	(1,000,401)	(894,825)	(1,121,546)

Net income (loss)	$(3,963,373)	$(1,978,642)	$(6,700,018)	$(2,937,448)

Revenue

Revenue decreased by $632,875 to $142,496 for the three months ended June 30, 2026, from $775,371 for the three months ended June 30, 2025. The revenue recognized during the three months ended June 30, 2026, includes real estate sales, interest from financed sales, financing fees, and components of home construction.

Revenue decreased by $224,663 to $1,099,332 for the six months ended June 30, 2026, from $1,323,995 for the six months ended June 30, 2025. The revenue recognized during the six months ended June 30, 2026, includes real estate sales, interest from financed sales, financing fees, and components of home construction.

Cost of revenue

Cost of revenue decreased by $312,670 to $129,174 for the three months ended June 30, 2026, from $441,874 for the three months ended June 30, 2025. Cost of revenue includes land cost and related land improvements and construction costs, including infrastructure and subdivision costs.

Cost of revenue decreased by $267,107 to $448,917 for the six months ended June 30, 2026, from $716,024 for the six months ended June 30, 2025. Cost of revenue includes land cost and related land improvements and construction costs, including infrastructure and subdivision costs.

Operating Expenses

Operating expenses increased by $2,335,082 to $3,646,850 for the three months ended June 30, 2026, from $1,311,768 for the three months ended June 30, 2025.

Operating expenses increased by $4,301,735 to $6,455,608 for the six months ended June 30, 2026, from $2,423,873 for the six months ended June 30, 2025.

Sales and marketing costs decreased by $19,757 to $170,182 for the three months ended June 30, 2026, from $189,939 for three months ended June 30, 2025. Sales and marketing costs decreased by $23,148 to $354,302 for the six months ended June 30, 2026, from $377,450 for the six months ended June 30, 2025. Sales costs are related to real estate’s sales commissions. Marketing costs include advertising, prospective customers’ education, travel, and accommodation.

General and administrative costs increased by $2,336,007 to $3,457,836 for the three months ended June 30, 2026, from $1,121,829 for the three months ended June 30, 2025. General and administrative costs increased by $4,036,051 to $6,082,474 for the six months ended June 30, 2026, from $2,046,423 for the six months ended June 30, 2025. General and administrative increased mainly due to a large increase in stock-based compensation expenses during the six months ended June 30, 2026. Other general and administrative costs mainly include commissions paid attributable to sales, consulting, and professional fees such as legal and accounting.

Other expense

Other expenses decreased by $670,556 to $329,845 for the three months ended June 30, 2026, from other income of $1,000,401 for the three months ended June 30, 2025. Such change is primarily due to the change in fair value of the Company’s derivative liability, offset by an increase in interest expense and increase in losses on debt conversion, during the three months ended June 30, 2026.

Other expenses decreased by $226,721 to $894,825 for the six months ended June 30, 2026, from $1,121,546, in the six months ended June 30, 2025. Such change is primarily due to the change in fair value of the Company’s derivative liability, offset by an increase in interest expense and increase in losses on debt conversion, during the six months ended June 30, 2026.

Net Income (Loss)

The Company finished the three months ended June 30, 2026, with a net loss of $3,963,373, as compared to a net loss of $1,978,642 for the three months ended June 30, 2025. The decrease in our net income resulted from the reasons outlined above.

The Company finished the six months ended June 30, 2026, with a net loss of $6,700,818 as compared to a net loss of $2,937,448 for the six months ended June 30, 2025. The decrease in our net income resulted from the reasons outlined above.

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

Capital Resources and Liquidity

Cash was $37,542 and $4,186 as of June 30, 2026, and December 31, 2025, respectively. As shown in the accompanying financial statements, we recorded net loss of $6.7 million for the six months ended June 30, 2026. Our working capital deficit as of June 30, 2026, was $22.0 million. These factors and our ability to raise additional capital to accomplish our objectives, raises substantial doubt about our ability to continue as a going concern. We expect our expenses will continue to increase during the foreseeable future as a result of increased operations, increased construction activity and the development of current and future projects which include our current business operations.

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

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2026, was $1,297,179 which resulted primarily due to a net loss of $6,700,018, non-cash share-based compensation of $6,357,546, loss from debt extinguishment of $815,441, stock issued for commitment shares of $734,976, non-cash interest and amortization of OID expense of $1,513,174, offset by a change in fair value of derivative of $2,278,320 and net change in assets and liabilities of $1,927,479.

Net cash flows used in operating activities for the six months ended June 30, 2025, was $491,464 which resulted primarily due to net loss of $2,937,448, offset by non-cash share-based compensation of $1,296,777, change in fair value of derivative liability of $550,470, and by net change in assets and liabilities of $598,738.

Investing Activities

Net cash flows used in investing activities was $39,841 for the six months ended June 30, 2026. The funds were primarily used for the development of the various projects and additional investment for land development, offset by cash inflows from the change in the long-term accounts receivable balance.

There was no activity during the six months ended June 30, 2025.

Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2026, was $1,370,376, primarily from cash proceeds from convertible debt for $2,641,529 and cash proceeds from other loans of $491,700, offset by cash payments on other loans of $729,724 cash payments on convertible debt of $539,791, along with payments on promissory notes and cash dividends on the Series A and Series D preferred stock.

Net cash flows provided by financing activities for the six months ended June 30, 2025, was $565,082, primarily from cash proceeds from other loans for $584,575 and cash proceeds from related party promissory notes of $112,561, offset by dividends paid on preferred stock.

As a result of these activities, we experienced an increase in cash of $33,356 for the six months ended June 30, 2026.

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

Off-balance Sheet Arrangements

During the period ended June 30, 2026, we have not engaged in any off-balance sheet arrangements.

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

The Company conducted an evaluation under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of its disclosure controls and procedures as of June 30, 2026, as defined in Rule 13a -15(e) and Rule 15d -15(e) under the Exchange Act. This evaluation was carried out under supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting related to the lack of adequate accounting and finance personnel, inadequate controls over maintenance of records, inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, and which the Company determined continued to exist as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2026, the Company issued 681,811 shares of common stock pursuant to services and consulting agreements.

During the six months ended June 30, 2026, the Company issued 376,989 shares of common stock pursuant to the conversion of convertible notes payable.

During the six months ended June 30, 2026, the Company issued 120,426 shares of common stock pursuant to inducement agreements on convertible notes.

During the six months ended June 30, 2026, the Company issued 18,790 shares of common stock pursuant to the exercise of cashless warrants.

During the six months ended June 30, 2026, the Company issued 955,829 shares of common stock for accrued employee compensation and repayment of stock payable to employees.

During the six months ended June 30, 2026, the Company issued 1,662 shares of common stock for dividend payments related to preferred Series C Stock.

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

Dated:	August 13, 2026	International Land Alliance, Inc.

		By:	/s/ Frank Ingrande
Chief Executive Officer, (Principal Executive Officer)

		By:	/s/ Jason Sunstein
Chief Financial Officer, (Principal Financial and Accounting Officer)

